Form 10-Q
period 1995-09-30
TAJ MAHAL HOLDING CORP
filed 1995-11-14
CIK 871012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1995
                                               ------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________.

                         Commission file number: 1-10795

                             TAJ MAHAL HOLDING CORP.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       13-3598656
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      1000 The Boardwalk
      Atlantic City, New Jersey                                    08401
      (Address of principal executive                           (Zip Code)
      offices)
                                 (609) 449-1000
               Registrant's telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ]  No [ ] Not applicable  [X].

     As of November 1,1995, the number of shares outstanding of the Registrant's
(I) Class A Common Stock was 1,350,000, (ii) Class B Redeemable Common Stock was 780,242 and (iii) Class C Common Stock was 1,350,000.

     Total number of pages in this report: 28

                             TAJ MAHAL HOLDING CORP.
                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                                INDEX TO FORM 10Q
                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements -
         For the Three and Nine Months Ended September 30, 1995 and 1994

Taj Mahal Holding Corp. and Subsidiary:

    Consolidated Balance Sheets ...........................................    3

    Consolidated Statements of Operations .................................    4

    Consolidated Statement of Stockholders' Equity ........................    5

    Consolidated Statements of Cash Flows .................................    6

    Notes to Consolidated Financial Statements ............................    7

Trump Taj Mahal Associates and Subsidiary:

    Consolidated Balance Sheets ...........................................   10

    Consolidated Statements of Operations .................................   11

    Consolidated Statement of Capital (Deficit) ...........................   13

    Consolidated Statements of Cash Flows .................................   14

    Notes to Consolidated Financial Statements ............................   15

Item 2 -- Management's Discussion and Analysis of Financial Condition and .   20
         Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ................................................   26
Item 2 - Changes in Securities ............................................   26
Item 3 - Defaults Upon Senior Securities ..................................   26
Item 4 - Submission of Matters of a Vote of Security Holders ..............   26
Item 5 - Other Information ................................................   26
Item 6 - Exhibits and Reports on Form 8-K .................................   27

Signatures ................................................................   28

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                                  September 30,  December 31,
                                                                                      1995          1994
                                                                                   -----------    -----------
                                                                                   (Unaudited)
Cash                                                                               $       100    $       100
                                                                                   -----------    -----------

       Total Assets                                                                $       100    $       100
                                                                                   ===========    ===========


                                         STOCKHOLDERS' EQUITY (Note 1)

Class A Common Stock; $.01 par value; 10,000,000 shares                            $        40    $        40
       authorized, 1,350,000 issued and outstanding
Class B Common Stock; $.01 par value: 860,000 shares                                        20             20
       authorized, 780,242 and 765,130 issued and outstanding
Class C Common Stock; $.01 par value; 10,000,000 shares                                     40             40
       authorized, 1,350,000 issued and outstanding
Additional paid in capital                                                           6,934,000      5,729,000
Accumulated deficit                                                                 (6,934,000)    (5,729,000)
                                                                                   -----------    -----------

       Total Stockholders' Equity                                                  $       100    $       100
                                                                                   ===========    ===========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets



                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended
                                                             September 30,
                                                     --------------------------
                                                          1995          1994
                                                     ------------   -----------

Revenue                                              $      --      $      --

Expenses (Note 2) -
  Director fees, insurance and administrative
   expenses                                              390,000        831,000
                                                     ------------   -----------

Net loss                                             $  (390,000)   $  (831,000)
                                                     ===========    ===========


Net loss per common share (Note 2)                   $      (.29)   $      (.62)
                                                     ===========     ==========

Weighted average number of shares outstanding           1,350,000     1,350,000
                                                    =============    ==========


                                                          Nine months ended
                                                             September 30,
                                                     --------------------------
                                                          1995           1994
                                                      -----------     ---------

Revenue                                               $     --      $      --

Expenses (Note 2) -
 Director fees, insurance and administrative
   expenses                                            1,205,000      1,710,000
                                                     -----------    -----------

Net loss                                             $(1,205,000)   $(1,710,000)
                                                     ===========    ===========


Net loss per common share (Note 2)                   $      (.89)   $     (1.27)
                                                     ===========    ===========


Weighted average number of shares outstanding          1,350,000      1,350,000
                                                     ===========    ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                COMMON STOCK
                     --------------------------------------
                        CLASS A               CLASS B                CLASS C
                     ------------------   -----------------     ----------------  Additional
                      Number              Number                 Number            Paid in     Accumulated
                     of Shares  Amount  of Shares   Amount     of Shares  Amount   Capital       Deficit         Total
                     ---------  ------  ---------   ------     ---------  ------  ----------   -----------    -----------

Balance,
December 31, 1994    1,350,000  $   40    765,130   $   20     1,350,000   $  40  $5,729,000   $(5,729,000)   $      100

Additional issuance
 of common stock in
 connection with the
 Partnership's
 interest payment         -         -      15,112       -            -       -         -             -              -

Distribution from
 the Partnership for
 operating expenses       -         -        -          -            -       -     1,205,000           -        1,205,000

Net loss                  -         -        -          -            -       -         -        (1,205,000)    (1,205,000)
                     ---------  ------  ---------   ------     ---------  ------  ----------   -----------    -----------
Balance,
 September
 30, 1995            1,350,000   $  40    780,242    $  20     1,350,000   $  40  $6,934,000   $(6,934,000)   $       100
                     =========  ======  =========   ======     =========  ======  ==========   ===========    ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     For the nine months ended
                                                            September 30,
                                                   -----------------------------
                                                       1995             1994
                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $(1,205,000)     $(1,710,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Partnership distribution                           1,205,000        1,710,000
                                                   -----------      -----------

NET CHANGE IN CASH                                        --               --

CASH AT BEGINNING OF PERIOD                                100              100
                                                   -----------      -----------

CASH AT END OF PERIOD                              $       100      $       100
                                                   ===========      ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Organization and Background:

     The accompanying consolidated financial statements include those of Taj Mahal Holding Corp. ("Holding") and its wholly owned subsidiary, TM/GP Corporation ("TM/GP"), the managing general partner of Trump Taj Mahal Associates, a New Jersey general partnership (the "Partnership") which operates the Trump Taj Mahal Casino Resort. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Holding was organized on December 18, 1990 as a Delaware corporation wholly owned by Donald J. Trump. Prior to January 1, 1992, Holding had no activity. As described below, Holding was formed for the purpose of consummating a plan of reorganization (the "Plan") involving the Partnership and Trump Taj Mahal Funding, Inc. ("Funding"), a New Jersey corporation which restructured the indebtedness of the Partnership. Prior to the consummation of the Plan, both the Partnership and Funding were owned by Donald J. Trump and affiliated entities.

     Holding and its subsidiaries have no business operations other than their investment in the Partnership. As a result, their ability to pay operating expenses and dividends is completely dependent on the operations of the Partnership.

     Upon consummation of the Plan on October 4, 1991, the Partnership issued to the holders of Funding's 14% First Mortgage Bonds, Series A, Due 1998 (the "Old Bonds"), a general partnership interest representing 49.995% of the equity of the Partnership. Such holders in turn contributed such partnership interest to Holding. Funding also issued new 11.35% Mortgage Bonds, Series A, Due 1999 (the "Bonds") in exchange for the Old Bonds. Each $1,000 principal amount of Bonds trades as a unit with one share of Class B Redeemable Common Stock (the "Class B Stock") of Holding, as described below.

     TM/GP, which has no other assets, received a 49.995% partnership interest in the Partnership from Holding. Donald J. Trump also contributed to Holding a 50% ownership interest in The Trump Taj Mahal Corporation, a Delaware corporation, which owns a .01% interest in the Partnership, in exchange for the Class C Common Stock (the "Class C Stock"), as described below.

     At the time of these transfers, Holding issued 1,350,000 shares of its Class A Common Stock (the "Class A Stock") and 729,458 shares of its Class B Stock to the holders of the Old Bonds and 1,350,000 shares of its Class C Stock to Donald J. Trump. Notwithstanding their par value, the various classes of common stock are recorded at stated value, which represents the value assigned to the shares of Holding which were issued in connection with the consummation of the Plan.

     In accordance with the terms of the indenture pursuant to which the Bonds were issued, a portion of the interest on the Bonds may be paid in cash or in additional Bonds (the "Additional Amount"). On May 15, 1992, 8,844 units comprised of Bonds in the aggregate amount of $8,844,000 and 8,844 shares of Class B Stock were issued by Funding as payment of the Additional Amount. On May 15, 1993, 14,579 units comprised of Bonds in the aggregate amount of approximately $14,579,000 and 14,579 shares of Class B Stock were issued as payment of the Additional Amount. On May 15, 1994, 12,249 units comprised of Bonds in the aggregate principle amount of approximately $12,249,000 and 12,249 shares of Class B Stock were issued together with $2,621,000 in cash as payment of the Additional Amount. On May 15, 1995, 15,112 units comprised of Bonds in the aggregate principal amount of approximately $15,112,000 and 15,112 shares of Class B Stock were issued as payment of the Additional Amount.

     Currently, the holders of the Class B Stock are entitled to elect four of the nine members of Holding's Board of Directors and Donald J. Trump, as holder of the Class C Stock is entitled to elect the remaining five directors. The Class A Stock has no voting rights during the time any of the Class B Stock is outstanding. However, upon Holding's liquidation, all three classes of Holding's common stock share ratably in the assets of Holding to the extent of their par value, with the Class A Stock entitled to the residual. The Class B Stock must be redeemed at a price of $.50 per share when the Bonds, with which they were issued, are paid, redeemed or purchased and canceled.

     The accompanying financial statements have been prepared by Holding without audit. In the opinion of Holding, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for the periods presented, have been made.

     The accompanying financial statements have been prepared by Holding pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Holding's December 31, 1994 Annual Report on Form 10-K.

 2.  Summary of Significant Accounting Policies:

     Investment in the Partnership

     Holding accounts for its investment in the Partnership using the equity method of accounting. Under this method, Holding reports as equity income 50% of the Partnership's earnings, if any, from October 4, 1991. In addition, the difference between Holding's equity in the underlying identifiable assets of the Partnership as of October 4, 1991 ($91,703,000) and the cost basis of its investment in the Partnership is being amortized into income over 40 years.

     For the period from October 4, 1991 to September 30, 1995, the Partnership incurred a net loss of $123,559,000. Holding's equity in this loss ($61,779,500) less amortization of the difference between the underlying identifiable assets of the Partnership and the cost basis of its investment in the Partnership, for the period from October 4, 1991 to September 30, 1995, ($9,170,000), will not be reflected in Holding's financial statements until such time as the Partnership generates earnings sufficient to offset the accumulated net loss.

     Income Taxes

     Holding will record Federal income taxes based on its allocable share of Partnership earnings. The payment of any such taxes will be reimbursed by the Partnership. Under New Jersey Casino Control Commission regulations, the Partnership is required to file a consolidated New Jersey corporation business tax return and pay all state taxes attributable to its earnings.


     Operating Expenses

     Expenses of Holding consist of directors and officers liability insurance, board of director fees and expenses, and administrative expenses. Holding is entitled to full reimbursement of such expenses by the Partnership. Total expenses for the nine months ended September 30, 1995 and 1994 approximated $1,205,000 and $1,710,000, respectively, all of which were reimbursed by the Partnership.

     Earnings Per Share

     For the calculation of net loss per share, Class A Stock was used since it is the only class of participating stock. Net loss per share is determined by dividing the net loss by the weighted average number of shares of Class A Stock outstanding.

3.   Proposed Recapitalization:

     On October 6, 1995, the Partnership, Funding, and Holding (collectively with the Partnership and Funding, the "Taj Entities") executed a letter agreement (the "Agreement") with certain institutional holders of the Class A Common Stock (the "Class A Stock") of Holding (collectively, the "Holders"), whereby the Holders agreed to support a proposed recapitalization of the Taj Entities (the "Recapitalization") in which each holder of Class A Stock would receive at least $30 for each share of Class A Stock, payable in cash or shares of the Common Stock of Trump Hotels and Casino Resorts, Inc. ("THCR"). The other terms of the Recapitalization have not yet been determined. The Holders also agreed not to dispose of their shares of Class A Stock except pursuant to the Recapitalization, other than sales to third parties who agree to be bound by the Agreement. The Agreement expires on April 30, 1996.

     THCR,which is approximately 40% owned by Donald J. Trump and not affiliated with the Taj Entities, is not a party to the Agreement. Any transaction involving the issuance of shares of the Common Stock of THCR will be subject to the approval of the Board of Directors and Stockholders of THCR.

     The Recapitalization is expected to be subject to, among other conditions, the receipt by the Taj Entities of financing in an amount sufficient to effectuate the Recapitalization, the receipt of fairness opinions and the negotiation of satisfactory documentation to effect the Recapitalization. No assurances can be given that any type of recapitalization plan will be consummated by the Taj Entities.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                           1995         1994
                                                       -----------  -----------
                                                       (unaudited)
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash investments                             $ 108,769    $  61,196
   Receivables, net of allowance of $5,354
    and $4,059 for doubtful accounts                        15,759       15,443
   Inventory                                                 6,950        6,431
   Prepaid expenses and other current assets                 5,175        7,806
                                                         ---------    ---------
     Total Current Assets                                  136,653       90,876
                                                         ---------    ---------

PROPERTY AND EQUIPMENT:
   Land                                                     37,843       37,843
   Building                                                663,284      656,702
   Furniture, fixtures and equipment                       170,047      160,372
   Leasehold improvements                                   31,253       31,243
                                                         ---------    ---------
                                                           902,427      886,160
     Less:  Accumulated depreciation and amortization     (207,825)    (179,375)
                                                         ---------    ---------
                                                           694,602      706,785
                                                         ---------    ---------

OTHER ASSETS                                                12,470        9,951
                                                         ---------    ---------
      Total Assets                                       $ 843,725    $ 807,612
                                                         =========    =========

                             LIABILITIES AND CAPITAL
 CURRENT LIABILITIES:
   Long-term debt due currently                          $     868    $     743
   Accounts payable                                          5,880        3,256
   Accrued interest payable                                 27,441        8,977
   Due to affiliates, net                                      547          109
   Other current liabilities                                38,303       37,102
                                                         ---------    ---------
      Total Current Liabilities                             73,039       50,187
                                                         ---------    ---------

OTHER LONG TERM LIABILITIES                                 29,644       32,912
                                                         ---------    ---------

LONG-TERM DEBT NET OF UNAMORTIZED DISCOUNT
   OF $137,108 AND $153,597                                688,143      656,701
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

CAPITAL:
   Contributed capital                                     123,765      123,765
   Accumulated deficit                                     (70,866)     (55,953)
                                                         ---------    ---------
        Total Capital                                       52,899       67,812
                                                         ---------    ---------
      Total Liabilities and Capital                      $ 843,725    $ 807,612
                                                         =========    =========



                 The accompanying notes to financial statements
                  are an integral part of this balance sheets.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (unaudited)



                                                     For the three months ended
                                                            September 30,
                                                     --------------------------
                                                        1995            1994
                                                     ---------        ---------

REVENUES:

  Gaming                                             $ 143,814        $ 132,786
  Rooms                                                 12,698           12,549
  Food and beverage                                     15,281           16,097
  Other                                                  4,122            5,065
                                                     ---------        ---------
         Gross revenues                                175,915          166,497

  Less - Promotional allowances                         18,107           18,510
                                                     ---------        ---------

         Net revenues                                  157,808          147,987
                                                     ---------        ---------

COST AND EXPENSES:

  Gaming                                                76,047           71,493
  Rooms                                                  3,897            4,062
  Food and beverage                                      6,232            6,533
  General and administrative                            25,299           24,790
  Depreciation and amortization                         11,213            9,801
                                                     ---------        ---------

                                                       122,688          116,679
                                                     ---------        ---------

Income from operations                                  35,120           31,308

Interest income                                          1,025              482

Interest expense                                       (29,700)         (28,504)
                                                     ---------        ---------

Net income                                           $   6,445        $   3,286
                                                     =========        =========


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (unaudited)


                                                      For the nine months ended
                                                            September 30,
                                                     --------------------------
                                                        1995            1994
                                                     ---------        ---------

REVENUES:

  Gaming                                             $ 377,368        $ 345,329
  Rooms                                                 33,035           32,159
  Food and beverage                                     42,933           44,110
  Other                                                 11,479           13,742
                                                     ---------        ---------
         Gross revenues                                464,815          435,340

  Less - Promotional allowances                         47,519           48,802
                                                     ---------        ---------

         Net revenues                                  417,296          386,538
                                                     ---------        ---------

COST AND EXPENSES:

  Gaming                                               208,671          196,412
  Rooms                                                 11,500           11,491
  Food and beverage                                     18,597           18,142
  General and administrative                            73,717           77,359
  Depreciation and amortization                         32,407           28,944
                                                     ---------        ---------

                                                       344,892          332,348
                                                     ---------        ---------

Income from operations                                  72,404           54,190

Interest income                                          2,752            1,343

Interest expense                                       (88,864)         (86,855)
                                                     ---------        ---------

Net loss                                             $ (13,708)       $ (31,322)
                                                     =========        =========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
                             (Dollars in thousands)
                                   (unaudited)


                                                        Accumulated
                                            Contributed   Surplus       Total
                                              Capital    (Deficit)     Capital
                                              --------    --------     --------


Balance, December 31, 1994                    $123,765    $(55,953)    $ 67,812

Net loss for the nine months ended
   September 30, 1995                             --       (13,708)     (13,708)

Partnership distribution                          --        (1,205)      (1,205)
                                              --------    --------     --------

Balance, September 30, 1995                   $123,765    $(70,866)    $ 52,899
                                              ========    ========     ========


                 The accompanying notes to financial statements
                     are an integral part of this statement.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                       For the nine months ended
                                                              September 30,
                                                         ---------------------
                                                           1995          1994
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................   $ (13,708)   $ (31,322)
  Adjustments to reconcile net loss
    to net cash flows provided by operating
    activities--Depreciation and amortization ........      32,407       28,944
    Charges related to lease guarantee ...............       1,748        1,506
    Accretion of discount on Bond indebtedness .......      16,489       13,795
    Other adjustments to reduce the carrying value
      of non current assets ..........................       2,315        2,148
    Provision for doubtful accounts ..................       3,825        1,809
                                                         ---------    ---------
                                                            43,076       16,880
  Changes in operating assets and liabilities:
    Receivables, net .................................      (4,141)      (1,688)
    Inventory ........................................        (519)      (1,883)
    Other current assets .............................       2,114         (673)
    Other assets .....................................        (204)        (654)
    Due to affiliates, net ...........................         438         (451)
    Accounts payable .................................       2,624        2,251
    Accrued interest payable .........................      29,909       26,693
    Other liabilities ................................          13           87
                                                         ---------    ---------
      Net cash flows provided by operating
       activities ....................................      73,310       40,562
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .................     (19,477)     (15,749)
  Investment in CRDA obligation ......................      (4,274)      (4,000)
                                                          --------    ---------
    Net cash flows used in investing activities ......     (23,751)     (19,749)
                                                          --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings ...........................        (781)        (645)
  Partnership distribution ...........................      (1,205)      (1,710)
                                                          --------    ---------
    Net cash flows used in financing activities ......      (1,986)      (2,355)
                                                          --------    ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH INVESTMENTS ....................................      47,573       18,458

CASH AND CASH INVESTMENTS BEGINNING OF PERIOD ........      61,196       58,044
                                                         ---------    ---------

CASH AND CASH INVESTMENTS END OF PERIOD ..............   $ 108,769    $  76,502
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest .............   $  40,718    $  42,074
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issuance of PIK bonds in lieu of cash interest .....   $  15,112    $  12,249
                                                         =========    =========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                    TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Organization and Operations:

     The accompanying consolidated financial statements include those of Trump Taj Mahal Associates (the "Partnership"), and its wholly owned subsidiary, Trump Taj Mahal Funding, Inc. ("Funding"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Trump Taj Mahal Associates was formed on June 23, 1988, as a New Jersey limited partnership. The Partnership was converted to a general partnership in December, 1990. The current partners and their respective ownership interests are Trump Taj Mahal, Inc. ("TTMI"), 49.995%, The Trump Taj Mahal Corporation ("Trump Corp."), .01%, and TM/GP Corporation ("TMGP"), the managing general partner, and a wholly owned subsidiary of Taj Mahal Holding Corp. ("Holding"), 49.995%.

     The accompanying financial statements have been prepared by the Partnership and Funding without audit. In the opinion of the Partnership and Funding, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for the periods presented, have been made.

     The accompanying financial statements have been prepared by the Partnership and Funding pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's and Funding's December 31, 1994 Annual Report on Form 10-K.

     Donald J. Trump beneficially owns 50% of the Partnership and has pledged his total ownership interest as collateral under various debt agreements.

     The casino industry in Atlantic City is seasonal in nature. Therefore, results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for a full year.

2.   Borrowings:

     Long term debt consists of bank debt and outstanding Mortgage Bonds. Funding's first Mortgage Bonds bear interest at the rate of 11.35% and are due November 15, 1999. Each $1,000 principal amount of Bonds, together with one share of Holding's Class B redeemable common stock, trade together as a Unit, and may not be transferred separately. Interest on the Bonds is due semi-annually on each November 15 and May 15. Interest on the Bonds must be paid in cash on each interest payment date at the rate of 9.375% per annum (the "Mandatory Cash Interest Amount"). In addition to the Mandatory Cash Interest Amount, effective May 15, 1992 and annually thereafter, an additional amount of interest (the "Additional Amount") in cash or additional Bonds or a combination thereof, is payable equal to the difference between 11.35% of the outstanding principal amount of the Bonds and the Mandatory Cash Interest Amount previously paid. To the extent that there is excess available cash flow ("EACF") of the Partnership, as defined in the Indenture, for the immediately preceding calendar year, Funding will pay the Additional Amount in cash up to 10.28% and the balance thereof may be paid at the option of Funding in cash or additional Units, provided that an equivalent amount of cash is used to purchase or redeem Units. Additional Bonds issued on October 4, 1991 amounted to approximately $7,208,000. For the period from the issuance of the Bonds, October 4, 1991 through December 31, 1992, there was no EACF. Accordingly, Funding paid the Additional Amounts on May 15, 1993 and May 15, 1992 through the issuance of approximately $14,579,000 and $8,844,000, respectively, in additional Bonds. Of the $14,870,000 Additional Amount due May 15, 1994, $2,621,000 was paid in cash and the $12,249,000 balance in Bonds. Of the $15,112,000 Additional Amount due May 15, 1995, Funding satisfied the entire obligation through the issuance of Bonds.

     Since Funding has no business operations, its ability to repay the principal and interest on the Bonds is completely dependent on the operations of the Partnership. The Bonds are guaranteed as to payment of principle and interest by the Partnership and are collateralized by substantially all the Partnership's property.

     In accordance with AICPA Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code", the Bonds when issued were stated at the present value of amounts to be paid, determined at current interest rates (effective rate of approximately 18%). The effective interest rate of the Bonds was determined based on the trading price of the Bonds for a specific period. Stating the debt at its approximate present value resulted in a reduction of approximately $204,276,000 in the carrying amount of the Bonds. This gain is being offset by increased interest costs over the period of the Bonds to accrete such Bonds to their face value at maturity. At September 30, 1995, the unaccreted balance of this discount was approximately $137,108,000. The current interest rates of other borrowings approximated their stated interest rates as of the effective date.

     The Partnership also has a loan agreement with National Westminster Bank, U.S.A. (the "NatWest Loan") which provided financing up to $50,000,000 for certain items of furniture, fixtures and equipment installed in the Taj Mahal. The NatWest Loan bears interest at 9 3/8% per annum. Principal and interest is payable monthly in the fixed amount of $373,000 to be applied first to accrued interest and the balance to the extent available, to principal, through maturity, November 15, 1999. Additionally, on May 15 of each year while principal is still outstanding, NatWest will receive 16.5% of the EACF of the preceding calendar year in excess of the Additional Amount, to be applied first to accrued but unpaid interest, and then to principal.

     The NatWest Loan is secured by a first priority lien on the furniture, fixtures and equipment acquired with the proceeds of the NatWest Loan plus any after acquired furniture, fixtures and equipment that replaces such property, or of the same type, provided however, that the NatWest Loan may be subordinated to a lien to secure purchase money financing of such after acquired property up to 50% of the value of such after acquired property.

     In November 1991, the Partnership obtained a working capital line of credit in the amount of $25,000,000 with a maturity of five years. In September 1994, the Partnership extended the maturity to November 1999, in consideration for modifications of the terms of the facility. Interest on advances under the line are at prime plus 3% with a minimum of 7% per annum. The Agreement provides for a 3/4% annual fee and a 1/2% unused line fee and contains various covenants. During 1995 and 1994, no amounts were outstanding under the line.

3.   Casino License Renewal:

     Funding and the Partnership are subject to regulation and licensing by the New Jersey Casino Control Commission (the "CCC"). The Partnership's casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership and can be revoked at anytime. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership's financial condition or for any other reason, the Casino Control Act (the "Act") provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims and encumbrances. On June 22, 1995, the CCC renewed the Partnership's Casino License for four years, through March 31, 1999.

4.   Legal Proceedings:

     The Partnership, its Partners, certain of its employees and Funding are involved in various legal proceedings incurred in the normal course of business. In the opinion of management of the Partnership, the expected disposition of these proceedings would not have a material adverse effect on the Partnership's or Funding's financial condition or results of operations.

5.   Partnership Distribution:

     The Partnership is obligated to reimburse Holding for its operating expenses which consist of directors and officers liability insurance, board of director fees and expenses, and administrative expenses. Total expenses for the nine months ended September 30, 1995 and 1994 approximated $1,205,000 and $1,710,000, respectively.

6.   Financial Information - Funding:

     Financial information relating to Funding is as follows (in thousands):

                                                   September 30,    December 31,
                                                       1995             1994
                                                    -----------     -----------
                                                    (unaudited)
   Total Assets (including Mortgage Note
    Receivable of $780,242 and $765,130 in
    addition to related interest receivable)         $ 813,472        $ 783,562
                                                     =========        =========
   Total Liabilities and Capital (including
    Mortgage Bonds payable of $780,242 and
    $765,130 in addition to related interest
    payable)                                         $ 813,472        $ 783,562
                                                     =========        =========


   Three months ending September 30:                   1995              1994
                                                   -----------        ---------
   Interest Income                                 $    22,140        $  21,711
                                                   ===========        =========
   Interest Expense                                $    22,140        $  21,711
                                                   ===========        =========
   Net Income                                      $      --          $    --
                                                   ===========        =========

   Nine months ending September 30:

   Interest Income                                 $    65,775        $  64,611
                                                   ===========        =========
   Interest Expense                                $    65,775        $  64,611
                                                   ===========        =========
   Net Income                                      $      --          $    --
                                                   ===========        =========

7.   Proposed Recapitalization:

     On October 6, 1995, the Partnership, Funding, and Holding (collectively with the Partnership and Funding, the "Taj Entities") executed a letter agreement (the "Agreement") with certain institutional holders of the Class A Common Stock (the "Class A Stock") of Holding (collectively, the "Holders"), whereby the Holders agreed to support a proposed recapitalization of the Taj Entities (the "Recapitalization") in which each holder of Class A Stock would receive at least $30 for each share of Class A Stock, payable in cash or shares of the Common Stock of Trump Hotels and Casino Resorts, Inc. ("THCR"). The other terms of the Recapitalization have not yet been determined. The Holders also agreed not to dispose of their shares of Class A Stock except pursuant to the Recapitalization, other than sales to third parties who agree to be bound by the Agreement. The Agreement expires on April 30, 1996.

     THCR,which is approximately 40% owned by Donald J. Trump and not affiliated with the Taj Entities, is not a party to the Agreement. Any transaction involving the issuance of shares of the Common Stock of THCR will be subject to the approval of the Board of Directors and Stockholders of THCR.

     The Recapitalization is expected to be subject to, among other conditions, the receipt by the Taj Entities of financing in an amount sufficient to effectuate the Recapitalization, the receipt of fairness opinions and the negotiation of satisfactory documentation to effect the Recapitalization. No assurances can be given that any type of recapitalization plan will be consummated by the Taj Entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     As Trump Taj Mahal Funding, Inc. ("Funding") and Taj Mahal Holding Corp. ("Holding") are entirely dependent on Trump Taj Mahal Associates (the "Partnership") for their financial requirements, the following discussion focuses on the results of operations of the Partnership.

     The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, and with December and January showing substantial decreases in activity. Therefore, results of operations for the nine months ended September 30 are not indicative of a full year's operations.

Three Months Ended September 30, 1995 and 1994:

     Net revenues for the three months ended September 30, 1995 and 1994 were approximately $157,808,000 and $147,987,000, respectively. The approximately $9,821,000 (6.6%) increase in net revenues was due primarily to the increase in gaming revenues.

     Gaming revenues comprise the major component of net revenues and consist of win from table games, poker, slot machines, horserace simulcasting and keno. Total gaming revenues increased by $11,028,000 (8.3%) to approximately $143,814,000 in 1995 from $132,786,000 in 1994. These revenues represent a market share of 13.6% in 1995 and 14.1% in 1994 of the Atlantic City gaming market, based on figures filed with the New Jersey Casino Control Commission.

     During the three months ended September 30, table game win increased by $6,272,000 (12.3%) to approximately $57,319,000 in 1995 from $51,047,000 in
1994.  Dollars  wagered  at table  games  increased  by  $11,272,000  (3.6%)  to
$322,496,000  in 1995 from  $311,224,000  in 1994  while  table  win  percentage increased to 17.8% in 1995 from 16.4% in 1994. Table win percentage, which represents the percentage of the dollars wagered retained by the Partnership, tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The win percentage for the three months ended September 30, 1995 is significantly above the partnership's and the industry's historical win percentage, and it is likely that the Partnership's win percentage will decrease in the future. During the twelve months ending December 31, 1994 and 1993 the Partnership's win percentage approximated 16.4% and 16.3% respectively, while the Atlantic City average approximated 15.8% and 15.6% respectively.

     Slot win increased $4,979,000 (6.6%) to approximately $80,956,000 in 1995 from $75,977,000 in 1994. Dollars wagered in slot machines increased by $114,747,000 (13.2%) to $982,433,000 in 1995 from $867,686,000 in 1994, this was offset by a decrease in slot win percentage to 8.2% in 1995 from 8.7% in 1994. The increase in slot machine wagering and the reduced slot win percentage is consistent with the industry trend in Atlantic City in recent years.

     In addition to table game and slot revenues, the Partnership's Keno/Poker/Simulcasting operations generated approximately $4,655,000 in poker revenues, $391,000 of simulcasting revenue and $493,000 of keno revenue in 1995 compared to $4,619,000 of poker revenue, $399,000 of simulcasting revenue and $744,000 of keno revenue for the corresponding period in 1994. Keno operations commenced June 15, 1994.

     Increases in gaming revenues during the three months ended September 30, 1995 over the comparable period of 1994 were attributable primarily to 1) the increase in dollars wagered on table games and the improved win percentage, both of which were substantially attributable to international high level players and
2) the general growth of the Atlantic City market.

     Nongaming revenues consist primarily of room, food, beverage and entertainment. For the three months ended September 30, 1995 and 1994, these revenues totaled $32,101,000 and $33,711,000, respectively. Room revenue of approximately $12,698,000 in 1995 was the result of an occupancy rate of 95.4% and an average room rate of $115.69. In 1994 room revenue of $12,549,000 was the result of an occupancy rate of 97.5% and an average room rate of $111.87.

     In the food and beverage outlets the Partnership generated revenues of approximately $15,281,000 and $16,097,000 in 1995 and 1994, respectively. The approximately $816,000 decrease is primarily attributable to the decrease in the number of persons served by approximately 1.1% and a decrease in the average food check to $11.18 in 1995 from $11.43 in 1994. The decrease in food and beverage revenue reflects both fewer complimentaries offered to patrons (which are recorded both as revenue and as a promotional allowance) and reduced food prices designed to stimulate cash sales.

     The decrease in other revenue of approximately $943,000 was primarily attributable to a decrease in entertainment revenue of approximately $520,000 resulting from an increased emphasis on promoter sponsored events in 1995 versus events sponsored by the Partnership in 1994.

     Promotional allowances decreased approximately $403,000 to $18,107,000 in 1995 from $18,510,000 in 1994 and were 10.3% of gross revenues in 1995 compared to 11.1% in 1994 reflecting the Partnership's emphasis of increased control over complimentaries while increasing gaming revenues.

     Gaming expenses increased approximately $4,554,000 (6.4%) due primarily to increased marketing/promotional costs associated with increased gaming revenues. Both rooa an mphdsis on promoter sponsored events in 1995 versus events sponso d by the Partnership in 1994.

     Promotional allowances decreased approxi tely $403,000 to $18,107,000 in
1995 from  $18,510,000 in 1994 and were 10.3% o
gross revenues in 1995 compared
to 11.1% in 1994 reflecting the Partnership'

phasis of increased control over
complimentaries while increasing gaming revenu
 .

     Gaming expenses increased approximately $4,554,000 $3,812,000 (12.2%) to $35,120,000 from $31,308,000 for the comparable period of 1994.

     The $1,196,000 (4.2%) increase in interest expense is attributable to 1) the increased amount of principal outstanding resulting from the issuance of Bonds to satisfy the Additional Amount and 2) the increased accretion of the discount on the Bonds, as they approach maturity, offset by a decrease in costs incurred for refinancing efforts during the period. See Liquidity and Capital Resources - Debt Service subsequently in this Form 10Q for further discussion of interest expense.

Nine Months Ended September 30, 1995 and 1994:

     Net revenues for the nine months ended September 30, 1995 and 1994 were approximately $417,296,000 and $386,538,000, respectively. The approximately $30,758,000 (8.0%) increase in net revenues was due primarily to the increase in gaming revenues.

     Gaming revenues comprise the major component of net revenues and consist of win from table games, poker, slot machines, horserace simulcasting and keno. Total gaming revenues increased by $32,039,000 (9.3%) to approximately $377,368,000 in 1995 from $345,329,000 in 1994. These revenues represent a market share of 13.4% in 1995 and 1994 of the Atlantic City gaming market, based on figures filed with the New Jersey Casino Control Commission.

     During the nine months ended September 30, table game win increased by $16,827,000 (12.7%) to approximately $148,846,000 in 1995 from $132,019,000 in
1994.  Dollars  wagered  at table  games  increased  by  $30,283,000  (3.6%)  to
$866,614,000  in 1995 from  $836,331,000  in 1994  while  table  win  percentage increased to 17.2% in 1995 from 15.8% in 1994. Table win percentage, which represents the percentage of the dollars wagered retained by the Partnership, tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The win percentage for the nine months ended September 30, 1995 is significantly above the Partnership's and the industry's historical win percentage, and it is likely that the Partnership's win percentage will decrease in the future. During the twelve months ending December 31, 1994 and 1993 the Partnership's win percentage approximated 16.4% and 16.3% respectively, while the Atlantic City average approximated 15.8% and 15.6% respectively.

     Slot win increased $13,829,000 (6.9%) to approximately $212,888,000 in 1995 from $199,059,000 in 1994. Dollars wagered in slot machines increased by $286,353,000 (12.6%) to $2,550,706,000 in 1995 from $2,264,353,000 in 1994, this was offset by a decrease in slot win percentage to 8.3% in 1995 from 8.8% in 1994. The increase in slot machine wagering and the reduced slot win percentage is consistent with the industry trend in Atlantic City in recent years.

     In addition to table game and slot revenues, the Partnership's Keno/Poker/Simulcasting operations generated approximately $13,267,000 in poker revenues, $1,029,000 of simulcasting revenue and $1,338,000 of keno revenue in 1995 compared to $12,260,000 of poker revenue, $1,118,000 of simulcasting revenue and $873,000 of keno revenue for the corresponding period in 1994. Keno operations commenced June 15, 1994.

     Increases in gaming revenues during the first three quarters of 1995 over the comparable period of 1994 were attributable primarily to 1) the increase in dollars wagered on slots relative to the depressed 1994 levels caused by severe winter weather during the first three months of the year, 2) the increase in dollars wagered on table games and the improved win percentage, both of which were substantially attributable to international high level players, and 3) the general growth of the Atlantic City market.

     Nongaming revenues consist primarily of room, food, beverage and entertainment. For the nine months ended September 30, 1995 and 1994, these revenues totaled $87,447,000 and $90,011,000, respectively. Room Revenue of approximately $33,035,000 in 1995 was the result of an occupancy rate of 92.0% and an average room rate of $105.28. In 1994 room revenue of $32,159,000 was the result of an occupancy rate of 93.9% and an average room rate of $100.45.

     In the food and beverage outlets the Partnership generated revenues of approximately $42,933,000 and $44,110,000 in 1995 and 1994, respectively. The approximately $1,177,000 decrease is primarily attributable to a decrease in the number of persons served by 1.0% and a decrease in the average food check to $11.56 in 1995 from $11.62 in 1994. The decrease in food and beverage revenue reflects both fewer complimentaries offered to patrons (which are recorded both as revenue and as a promotional allowance) and reduced food prices designed to stimulate cash sales.

     The decrease in other revenue of approximately $2,263,000 was primarily attributable to a decrease in entertainment revenue of approximately $1,831,000 resulting from fewer events and an increased emphasis on promoter sponsored entertainment events in 1995 versus events sponsored by the Partnership in 1994.

     Promotional allowances decreased approximately $1,283,000 to $47,519,000 in 1995 from $48,802,000 in 1994 and were 10.2% of gross revenues in 1995 compared to 11.2% in 1994 reflecting the Partnership's efforts to increase control over complimentaries while increasing gaming revenues.

     Gaming expenses increased approximately $12,259,000 (6.2%) primarily due to increased marketing/promotional costs associated with increased gaming revenues. Both room and food and beverage expenses remained generally constant. General and administrative expenses decreased primarily due to the nonrecurrence of costs for settlement of litigation which were incurred during 1994. Depreciation expense increased in 1995 compared to 1994 due to increased capital expenditures on replacement furniture, fixtures and equipment and the shorter lives associated therewith.

     As a result of the foregoing factors, income from operations for the nine months ended September 30, 1995, increased by approximately $18,214,000 (33.6%) to $72,404,000 from $54,190,000 for the comparable period of 1994.

     The $2,009,000 (2.3%) increase in interest expense is attributable to 1) the increased amount of principal outstanding resulting from the issuance of Bonds to satisfy the Additional Amount and 2) the increased accretion of the discount on the Bonds, as they approach maturity. These amounts were partially offset by a decrease in costs incurred for refinancing efforts during the period.

Liquidity and Capital Resources

Trump Taj Mahal Associates --

Working Capital:

     Cash flow from operations and the funds available for borrowing under the Working Capital Facility provide the Partnership with its ability to meet debt service obligations and capital expenditure programs along with adequate operating liquidity. Cash flow from operating activities for the nine months ending September 30 was $73,310,000 in 1995 compared with $40,562,000 in 1994, due primarily to the increase in gaming revenues. Correspondingly, working capital at September 30, 1995 increased by $22,925,000 to approximately $63,614,000 from approximately $40,689,000 at December 31, 1994.

     Pursuant to the terms of the Plan and the Indenture governing the Bonds, the Partnership may obtain a $25,000,000 Working Capital Facility, a $50,000,000 Senior Line of Credit and a $25,000,000 Standby Letter of Credit secured by certain assets of the Partnership, including the Taj Mahal, on a basis senior to the lien of the mortgage securing the New Bonds.

     On November  14,  1991,  the  Partnership  entered  into a Working  Capital
Facility in the amount of $25,000,000, which is secured by a lien on the Partnership's assets senior to the lien of the Amended Mortgage securing the

Bonds. During 1995 and 1994, there were no borrowings under the Working Capital Facility. In September 1994, the Partnership extended the maturity to November 1999, in consideration of modifications of the terms of the facility. Interest for borrowings under the Working Capital Facility accrues at the rate of prime plus 3% (11.75% at September 30, 1995) with a minimum interest rate of 7% per annum, and is payable monthly. Amounts borrowed under the Working Capital Facility must be repaid by November 14, 1999. The Working Capital Facility also provides for fees applicable to the commitment, maintenance, and unused portions of the Working Capital Facility. To date, the Partnership has not sought to obtain the Senior Line of Credit or the Standby Letter of Credit and there can be no assurances as to whether and on what terms the Partnership could obtain the Senior Line of Credit or the Standby Line of Credit.

Capital Expenditures:

     Capital expenditures during the nine months ended September 30 totaled approximately $19,477,000 in 1995 compared to $15,749,000 in 1994. The
Partnership's Capital Budget for fiscal 1995 is approximately $26,000,000, which will be financed by cash flow from operations. The budget includes provisions for completion of hotel room renovations, on-going casino floor reconfiguration including 1,300 replacement slot machines, new telephone reservation equipment and limousines.

Debt Service:

     The Partnership remains a highly leveraged enterprise with total borrowings as of September 30, 1995 in the amount of $826,119,000. Net of the unamortized discount on the Bonds in the amount of $137,108,000 and current maturities of $868,000, the net long term indebtedness is approximately $688,143,000. Assuming industry conditions do not deteriorate substantially, the Partnership believes that, as a result of cash provided from operations, together with its current cash and cash investment balance and funds available from the Working Capital Facility, it will have sufficient cash flow for the next twelve months to meet its debt service requirements and capital expenditure program.

     Interest on the Bonds must be paid in cash at the rate of 9.375% payable semi-annually on May 15 and November 15 (the "Mandatory Cash Interest Amount"). In addition to this Mandatory Cash Interest Amount, effective May 15, 1992 and annually thereafter, an Additional Amount of interest (the "Additional Amount") in cash or additional Bonds or a combination thereof is payable equal to the difference between 11.35% of the outstanding principal amount of the Bonds and the Mandatory Cash Interest Amount paid on that date and the immediately preceding November 15th. To the extent that there is excess available cash flow ("EACF") of the Partnership, as defined in the Indenture, for the immediately preceding calendar year, Funding will pay the Additional Amount in cash up to 10.28% and the balance thereof may be paid at the option of Funding in cash or additional Units, provided that an equivalent amount of cash is used to purchase or redeem Units. Additional Bonds issued on October 4, 1991 amounted to approximately $7,208,000. For the period from the issuance of the Bonds, October 4, 1991, through December 31, 1992, there was no EACF. Accordingly, Funding paid the Additional Amounts on May 15, 1993 and May 15, 1992 through the issuance of approximately $14,579,000 and $8,844,000, respectively, in additional Bonds. Of the $14,870,000 Additional Amount due May 15, 1994, $2,621,000 was paid in cash and the $12,249,000 balance in Bonds. Of the $15,112,000 Additional Amount due May 15, 1995, the Partnership satisfied the obligation entirely through the issuance of Bonds. The Partnership believes that it will satisfy its cash interest obligations due in 1995 (including the Mandatory Cash Interest Amount) with cash flow from operations.

     Interest expense for the nine months ended September 30, 1995 and 1994 consisted of the following (in thousands):

                                                      For the nine months ended
                                                             September 30,
                                                        -----------------------
                                                         1995             1994
                                                         ----             ----
Minimum cash interest expense:
   Bonds                                                $54,330         $53,368
   Bank loans                                             3,204           3,217
   Working Capital Facility                                 235             325
   Other, including refinancing costs                     1,413           3,401
                                                        -------         -------
                                                         59,182          60,311
                                                        -------         -------
Additional Amount                                        11,445          11,243
                                                        -------         -------
Accretion of discount:
   Bonds                                                 16,489          13,795
   Guarantee of affiliate debt .....................      1,748           1,506
                                                        -------         -------
                                                         18,237          15,301
                                                        -------         -------
Total interest expense .............................    $88,864         $86,855
                                                        =======         =======
Taj Mahal Holding Corp. --

     Holding's  sole  source  of  liquidity  is  from   distributions  from  the
Partnership. As of September 30, 1995, Holding did not have any long or short term indebtedness, and is not anticipated to have any in the near future.

     The Partnership Agreement provides that the Partnership shall make distributions (i) at the direction of TM/GP, a wholly-owned subsidiary of Holding, and (ii) to each partner necessary for such partner to pay its taxes arising out of its interest in the partnership ("Tax Distributions"). In addition, the Partnership Agreement requires the Partnership to distribute to TM/GP ("Expense Distributions") amounts necessary to permit TM/GP or Holding (a) to make payments (generally for indemnification of officers and directors) that TM/GP or Holding are required to make pursuant to the terms of the TM/GP Certificate of Incorporation and the Holding Certificate of Incorporation, (b) to pay fees to Directors (including fees for serving on a committee), (c) to pay all other expenses of TM/GP and Holding, and (d) to permit Holding to redeem its Class B Stock when required to make such a redemption pursuant to the terms of its Certificate of Incorporation.

     The Indenture pursuant to which the Bonds were issued prohibits the Partnership from making any distributions other than Tax Distributions and Expense Distributions during such time as the Bonds are outstanding.

     The Holding Certificate of Incorporation requires Holding to redeem each outstanding share of Class B Stock at a redemption price of $.50 per share (adjusted to reflect stock splits, combinations and dividends since the original date of issuance) at such time as the principal amount of Bonds with respect to which such share was issued is redeemed, defeased, or paid in full.

     Pursuant to the Stock Issuance Agreement entered into as of October 4, 1991, Holding has agreed to issue and deliver to Funding such number of additional shares of Class B Stock as Funding may request to enable the Company to pay interest on the Bonds in the form of additional Units in accordance with the terms of the Indenture. In accordance with the Stock Issuance Agreement, Holding issued an additional 8,844 shares of Class B Stock on May 15, 1992, 14,579 additional shares of Class B Stock on May 15, 1993, 12,249 shares of Class B Stock on May 15, 1994 and 15,112 shares of Class B Stock on May 15, 1995.

Part II - Other Information

Item 1.   Legal Proceedings.

     (a) Holding, the Partnership, its partners, certain members of its former Executive Committee, Funding and certain of their employees are involved in various legal proceedings incurred in the normal course of business. The Partnership and Funding have agreed to indemnify such persons and entities against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     (b) Reference is made to the description of the legal proceedings contained in Funding's, the Partnership's and Holding's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the SEC.

Item 2.   Changes in Securities.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     On October 3, 1995, Trump Taj Mahal Associates (the "Partnership") terminated Dennis Gomes from his position as President and Chief Operating Officer of the Partnership. In the interim, R. Bruce McKee, the Chief Financial Officer of the Partnership, has been appointed acting Chief Operating Officer of the Partnership.

       Additionally, Catherine Crossley, Senior Vice President, Administration whose contract was due to expire on November 30, 1995, resigned her position. Further, the Partnership's employment agreement with William Cleek, Senior Vice President, Marketing expired on October 31, 1995 and was not renewed. Mr. Cleek's duties were assumed by Mr. Nicholas Niglio, previously Vice President of International Marketing.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

       (1) Reference is made to the Exhibits and Exhibit Index included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

       (2) Extension and modification of Employment Agreement - Larry W. Clark.

     (b) Reports and Form 8-K. Reference is made to the Form 8-K filed by the Registrants on October 18, 1995 referencing 1) a proposed recapitalization and a letter agreement with certain institutional holders of the Class A Common Stock of Holding, and 2) the termination of Dennis C. Gomes from his position as President and Chief Operating Officer of the Partnership.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TAJ MAHAL HOLDING CORP.


Date:    November 13, 1995                  By: /s/Donald J. Trump
                                               ---------------------------------
                                                Donald J. Trump, Chairman of the
                                                Board, President (Principal
                                                Executive Officer), Treasurer
                                                (Principal Financial Officer)
                                                and sole Director.




                                                /s/R. Bruce McKee
                                                --------------------------------
                                                R. Bruce McKee
                                                Assistant Treasurer
                                                (Principal Accounting Officer).