Form 10-K
period 1995-12-31
TAJ MAHAL HOLDING CORP
filed 1996-03-27
CIK 871012

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM       TO      .

                        COMMISSION FILE NUMBER 1-10795

                            TAJ MAHAL HOLDING CORP.
            (Exact name of registrant as specified in its charter)

                               ----------------
                                                     13-3598656
              DELAWARE                            (I.R.S. Employer
    (State or other jurisdiction                 Identification No.)
  of incorporation or organization)


                                                        08401
         1000 THE BOARDWALK                          (Zip Code)
      ATLANTIC CITY, NEW JERSEY
   (Address of principal executive
              offices)
                                (609) 449-5540
              Registrant's telephone number, including area code

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                      ON WHICH REGISTERED
                 -------------------                    -----------------------
Units (each Unit comprised of 1,000 principal amount    American Stock Exchange
 of 11.35% Mortgage Bonds, Series A, due 1999 of Trump
 Taj Mahal Funding, Inc. and one share of Class B
 Redeemable Common Stock of Taj Mahal Holding Corp.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates is not readily determinable, as such voting stock, the registrant's Class B Redeemable Common Stock, trades as part of the Unit; the aggregate redemption price of voting stock held by nonaffiliates is approximately $390,000.

  The number of shares outstanding of the registrant's Class A Common Stock, as of March 21, 1996, was 1,350,000.

  The number of shares outstanding of the registrant's Class B Redeemable Common Stock, as of March 21, 1996, was 780,181.

  The number of shares outstanding of the registrant's Class C Common Stock, as of March 21, 1996, was 1,350,000.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
 Part I
 Item 1   Business................................................................   1
 Item 2   Properties..............................................................  15
 Item 3   Legal Proceedings.......................................................  17
 Item 4   Submission of Matters to a Vote of Security Holders.....................  18
 Part II
 Item 5   Market for Common Equity and Related Stockholder Matters................  19
 Item 6   Selected Financial Data.................................................  21
 Item 7   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...........................................................  22
 Item 8   Financial Statements and Supplementary Data.............................  28
 Item 9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................  28
 Part III
 Item 10  Directors and Executive Officers........................................  29
 Item 11  Executive Compensation..................................................  35
 Item 12  Security Ownership of Certain Beneficial Owners and Management..........  40
 Item 13  Certain Relationships and Related Transactions..........................  41
 Part IV
 Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  43

                                    PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS.

  General. Trump Taj Mahal Funding, Inc. ("Taj Funding") was incorporated under the laws of the State of New Jersey on June 3, 1988 and is beneficially owned by Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"). Taj Funding was formed for the sole purpose of issuing its debt securities as nominee for, and lending the proceeds thereof to, Taj Associates to finance the acquisition and construction of the casino/hotel and convention center complex located on The Boardwalk in Atlantic City, New Jersey, known as the Trump Taj Mahal Casino Resort (the "Taj Mahal") and its ancillary properties, which is operated by Taj Associates. Taj Funding does not engage in any other business activities (including having any subsidiaries).

  Taj Mahal Holding Corp. ("Taj Holding") was incorporated under the laws of the State of Delaware on December 18, 1990. Taj Holding was formed for the sole purpose of serving as the beneficial owner of a general partnership interest in Taj Associates. Taj Holding does not engage in any other business activities, other than holding all the outstanding capital stock of TM/GP Corporation ("TM/GP"), a New Jersey corporation and currently a 49.995% partner in Taj Associates, and one-half of the outstanding capital stock of The Trump Taj Mahal Corporation ("Trump Corp."), a Delaware corporation and a
 .01% partner in Taj Associates.

  Because Taj Funding has no operations, its ability to service its indebtedness is completely dependent upon funds which it receives from Taj Associates. Taj Holding also has no independent operations and is entirely dependent upon Taj Associates for its financial requirements. Accordingly, the discussions throughout this Report focus on Taj Associates and its operations.

  Both Taj Funding's and Taj Holding's principal executive offices are located at 1000 The Boardwalk, Atlantic City, New Jersey 08401, and their telephone number is (609) 449-5540.

  Taj Associates. Taj Associates was formed to acquire, complete the construction of and operate the Taj Mahal and does not engage in any other business. Taj Associates was originally formed as a limited partnership under the laws of the State of New Jersey on June 23, 1988 of which Donald J. Trump ("Mr. Trump") and Trump Taj Mahal, Inc., a New Jersey corporation wholly owned by Mr. Trump ("TTMI"), were the general partners, and Mr. Trump was the sole limited partner. In connection with the restructuring of Taj Associates' indebtedness in 1991, Taj Associates was converted to a New Jersey general partnership, the partners of which are TM/GP, the managing general partner of Taj Associates, TTMI and Trump Corp.

  Taj Associates owns and operates the Taj Mahal, currently the largest casino hotel facility in Atlantic City. The Taj Mahal consists of a 132,000 square foot casino, a 42 story hotel tower containing 1,250 guest rooms and approximately 127,000 square feet of meeting and exhibition space which occupies approximately 17 acres of land. See "Narrative Description of the Business of Taj Associates".

  Taj Associates' principal executive offices are located at 1000 The Boardwalk, Atlantic City, New Jersey 08401, and its telephone number is (609) 449-5540.

  The 1991 Taj Restructuring. From April 2, 1990 when the Taj Mahal opened, through October 4, 1991, cash generated from Taj Associates' operations was insufficient to cover its fixed charges. As a result, on July 16, 1991, Taj Associates and two affiliated entities (collectively, "the Debtors") filed a petition for reorganization pursuant to a prepackaged plan of reorganization under chapter 11 of title 11 of the United States Code. Pursuant to the Debtors' Second Amended Joint Plan of Reorganization (the "1991 Taj Restructuring") which became effective on October 4, 1991, Taj Associates and Taj Funding's debt was restructured, and Taj Holding became the indirect owner of one-half of the equity in Taj Associates through its ownership of all of the capital stock of TM/GP and one-half of the capital stock of Trump Corp. The debt restructuring included a lowering of the current interest rate on certain of Taj Associates' long-term indebtedness, and, in the case of Taj Funding's 11.35% Mortgage Bonds, Series A, due 1999 (the "Taj Bonds") issued in connection with the 1991

Taj Restructuring, the deferral of the due date of a portion of accrued interest thereon through the issuance of additional Taj Bonds and Taj Holding Class B Redeemable Common Stock, par value $.01 per share (the "Taj Holding Class B Common Stock") in lieu of a portion of the cash interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  As a result of the 1991 Taj Restructuring, the holders of Taj Funding's debt securities received, among other things, shares of Taj Holding Class A Common Stock, par value $.01 per share (the "Taj Holding Class A Common Stock") which, in turn, owns an indirect 50% interest in Taj Associates. Thus, the holders of Taj Funding's debt securities obtained an indirect equity interest in Taj Associates. Pursuant to the terms of Taj Associates' Amended and Restated Partnership Agreement (the "Partnership Agreement"), upon the occurrence of certain events, TM/GP's partnership interest may be increased or decreased such that Taj Holding's beneficial ownership interest in Taj Associates may increase to as much as 60% or decrease to as little as 20%. See "--Acquisition of Additional Partnership Interests Upon 14% Payment or Foreclosure" below.

  Pursuant to the terms of the 1991 Taj Restructuring, the intercompany note (the "Partnership Note") securing Taj Funding's debt was amended and restated to reflect the payment terms of the Taj Bonds, and the mortgage securing such note was amended (the "Amended Mortgage") to, among other things, (i) secure repayment of amounts due with respect to the Partnership Note, (ii) provide for the incurrence of up to an additional $100,000,000 in senior debt facilities, and (iii) change certain covenants. In addition, the Taj Bonds are guaranteed as to payment of principal and interest by Taj Associates (the "Amended Guaranty"). The Partnership Note and the Amended Mortgage have been assigned by Taj Funding to the Trustee under the indenture pursuant to which the Taj Bonds were issued (the "Indenture") as security for the Taj Bonds.

  In connection with the 1991 Taj Restructuring, Taj Associates obtained a $25,000,000 working capital facility (the "Working Capital Facility"), which is secured by, among other things, a lien on the Taj Mahal which is senior to the lien of the Amended Mortgage securing the Taj Bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

  Taj Holding Common Stock. Taj Holding has three classes of outstanding common stock (the "Taj Holding Common Stock"). Taj Holding Class A Common Stock is entitled to all cash dividends, and prior to the date on which the Taj Bonds are retired, defeased or paid in full (the "Final Payment Date"), Taj Holding Class A Common Stock is entitled to only those voting rights provided by statute. Upon liquidation, all three classes of Taj Holding Common Stock share ratably in the assets of Taj Holding to the extent of their par value, with Taj Holding Class A Common Stock entitled to the residual. After the Final Payment Date, Taj Holding Class A Common Stock votes as a single class with Taj Holding Class C Common Stock, par value $.01 per share (the "Taj Holding Class C Common Stock"), on all matters requiring the approval of Taj Holding's shareholders, with one vote per share and cumulative voting for directors.

  Each share of Taj Holding Class B Stock trades as a Unit with the $1,000 principal amount of Taj Bonds with which it was issued, and cannot be traded separately. Taj Holding's certificate of incorporation provides for the mandatory redemption of each share of Taj Holding Class B Common Stock, at a redemption price of $.50 per share, at such time as the Taj Bond with respect to which such share was issued is retired, redeemed, defeased, or paid in full. Prior to the Final Payment Date, certain action specified in Taj Holding's certificate of incorporation requires the approval of the holders of Taj Holding Class B Common Stock. The holders of Taj Holding Class B Common Stock are entitled to vote as a separate class on all matters requiring the approval of Taj Holding's shareholders, and are entitled to elect Taj Holding Class B Directors. See "--Control of Taj Holding and Taj Associates" below. The holders of the Taj Holding Class B Common Stock are not entitled to receive any dividends.

  The Taj Holding Class C Common Stock was issued to Mr. Trump on the effective date of the 1991 Taj Restructuring in exchange for one-half of the issued and outstanding shares of Trump Corp. Prior to the Final Payment Date, the holder of the Taj Holding Class C Common Stock is entitled to vote as a separate class on all matters requiring the approval of Taj Holding's stockholders, and is entitled to elect Taj Holding's Class C Directors. See "--Control of Taj Holding and Taj Associates" below. After the Final Payment Date, the Taj Holding Class C Common Stock votes as a single class with the Taj Holding Class A Common Stock on all matters requiring the approval of Taj Holding's shareholders, with one vote per share and cumulative voting for directors. Taj Holding Class C Common Stock is not entitled to receive any dividends, except that if a stock distribution or stock dividend or other reclassification of Taj Holding Class A Common Stock occurs, Taj Holding Class C Common Stock is entitled to receive an equivalent distribution, stock dividend or other reclassification such that the total number of issued and outstanding shares of Taj Holding Class C Common Stock is the same as the total number of issued and outstanding Taj Holding Class A Common Stock.

  Because of their other economic interests in Taj Associates and Taj Funding, the holders of Taj Holding Class B Common Stock and Taj Holding Class C Common Stock, who have voting control of Taj Holding prior to the Final Payment Date but no economic interest, may have interests divergent from each other and from the interests of the holders of Taj Holding Class A Common Stock, who have substantially all of the economic interest in Taj Holding. The Taj Holding Class B Common Stock trades as a Unit with the Taj Bonds. The Taj Holding Class C Common Stock is held by Mr. Trump who, through his ownership of TTMI and Trump Corp., is the beneficial owner of the 50% of Taj Associates not beneficially owned by Taj Holding.

  Acquisition of Additional Partnership Interests Upon 14% Payment. If the entire outstanding principal amount of the Taj Bonds has been repaid in full or defeased, either at their stated maturity or any time prior thereto, TTMI has the right to cause Taj Associates to make any part or all of a payment (the "14% Payment") to the holders of the Taj Bonds in an amount calculated to provide the holders of the Taj Bonds with a return approximating 14% per annum on such Taj Bonds. If the 14% Payment is made in full, Taj Associates will issue additional partnership interests to TTMI, such that after such issuance, Mr. Trump would beneficially own 80% of Taj Associates, thereby reducing the indirect ownership interest of Taj Holding to 20% of Taj Associates. The amount of the reduction of the beneficial ownership in Taj Associates of Taj Holding will vary in proportion to the total amount of Taj Bonds with respect to which the 14% Payment is made or deemed to be made. For example, if the 14% Payment were made or deemed to be made with respect to one-half of the outstanding Taj Bonds, the beneficial ownership of Mr. Trump in Taj Associates would increase from 50% to 65% and the interest of Taj Holding would be reduced to 35%. The 14% Payment, which will occur only if the Taj Bonds are retired, redeemed, or paid in full, and a Transition Event, with respect to which no Return Event has occurred, or Foreclosure Event (as such terms are defined below under "--Control of Taj Holding and Taj Associates") has not occurred, is permitted to be financed with Taj Associates' borrowings without the approval of the Taj Holding Class B Directors.

  Acquisition of Additional Partnership Interests Upon Foreclosure. Mr. Trump has pledged his equity interests in Taj Holding, TTMI, TM/GP and Taj Associates (the "Trump Pledged Equity") to certain creditors to secure certain of his personal indebtedness. Upon the foreclosure by the secured parties on any Trump Pledged Equity and the expiration of 90 days after such foreclosure in which time such Taj Associates' interests are not reacquired by Mr. Trump or his affiliate (a "Foreclosure Event"), the interests in Taj Associates previously held by Mr. Trump would be reduced to 40%, thereby increasing the indirect ownership interest of Taj Holding to 60% of Taj Associates.

  In the event that a Foreclosure Event has occurred, and all Taj Bonds outstanding on the Final Payment Date have been repaid in full or defeased, TTMI will be deemed to have acquired on the Final Payment Date an additional Taj Associates' interest (the "Earned Reversionary Interest") of up to 10% of the total outstanding Taj Associates' interests (measured after taking into account the issuance of the Earned Reversionary Interest). The portion of Earned Reversionary Interest actually acquired by TTMI will be the proportion that the principal amount of Taj Bonds with respect to which interest was paid in cash at the rate of 11.35% per annum from the date of their issuance through the date of the Foreclosure Event bears to the principal amount of all the Taj Bonds issued pursuant to the Indenture whether or not outstanding. Upon the acquisition of the Earned Reversionary Interest, the indirect beneficial ownership interest of Taj Holding will be reduced to not less than 50% of Taj Associates.

  Control of Taj Holding and Taj Associates. All decisions affecting the business and affairs of Taj Associates, including the operation of the Taj Mahal, are determined by TM/GP, the managing general partner of Taj Associates. The Board of Directors of TM/GP is comprised of nine directors; which currently consists of four TM/GP Class B Directors and five TM/GP Class C Directors. Prior to the occurrence of a Transition Event (defined below), the approval of certain specified actions by the Board of Directors of TM/GP, as the managing general partner of Taj Associates, requires the approval of a majority of the TM/GP Class B Directors.

  The holders of Taj Holding Class B Common Stock elect the four Class B Directors of Taj Holding, who, pursuant to the Amended and Restated Certificate of Incorporation of Taj Holding (the "Taj Holding Certificate") are required to vote the TM/GP Class B Stock to elect themselves as the four Class B Directors of TM/GP. Similarly, Mr. Trump, the holder of Taj Holding Class C Common Stock, elects the five Class C Directors of Taj Holding, who, pursuant to the Taj Holding Certificate are required to vote the TM/GP Class C Stock to elect themselves as the five Class C Directors of TM/GP. Any change in the composition of the Board of Directors of Taj Holding will result in a concomitant change in the Board of Directors of TM/GP.

  Upon the occurrence of certain events (each a "Transition Event") specified in the Amended and Restated Certificate of TM/GP (the "TM/GP Certificate"), but before the occurrence of certain other events specified in the TM/GP Certificate (each a "Return Event"), there will be six Taj Holding (and TM/GP) Class B Directors and three Taj Holding (and TM/GP) Class C Directors. After the occurrence of a Transition Event and before the occurrence of a Return Event, the approval of certain specified action by the Board of Directors of TM/GP requires the approval of a majority of the TM/GP Class C Directors. Transition Events include, but are not limited to, (i) the failure of (a) Taj Funding to pay interest on, or principal of, the Taj Bonds or (b) Taj Associates to pay certain indebtedness or make payments under certain leases when due; (ii) the breach of certain specified corporate governance provisions of the TM/GP Certificate; (iii) the occurrence of a Foreclosure Event; (iv) the acceleration of any long-term indebtedness of Taj Associates; (v) certain bankruptcy filings with respect to Mr. Trump; (vi) the sale by Mr. Trump, directly or indirectly, of all or a portion of Taj Associates' interest beneficially owned by him, unless certain conditions are met; and (vii) the failure of Taj Associates to meet certain specified budget targets, and a determination by an independent third party selected pursuant to the TM/GP Certificate (the "Neutral") that the failure to meet such budget target was not caused by certain specified force majeure events.

  If after the occurrence of a Transition Event there occurs a Return Event, then there will once again be five Taj Holding (and TM/GP) Class C Directors and four Taj Holding (and TM/GP) Class B Directors, and the corporate governance provisions revert to those in effect prior to the occurrence of the Transition Event. Generally, a Return Event constitutes the determination by the Neutral that a Transition Event has not occurred.

  After the Final Payment Date, all Taj Holding Class B Directors then in office, except for one Taj Holding Class B Director designated by a majority of Taj Holding Class B Directors then in office, shall resign, and thereafter, both the Taj Holding Class B Director and Taj Holding Class C Directors shall be elected by the holders of Taj Holding Class A Common Stock and Taj Holding Class C Common Stock voting as a single class with cumulative voting.

  Proposed Recapitalization. On January 8, 1996, Trump Hotels & Casino Resorts, Inc. ("THCR"), Taj Holding and THCR Merger Corp., a wholly owned subsidiary of THCR ("Merger Sub"), entered into the Agreement and Plan of Merger, as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). In connection with the Merger, THCR has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (Registration No. 333-153) which was declared effective on March 8, 1996, and included the Joint Proxy Statement-Prospectus of THCR and Taj Holding relating to the Merger Transaction (as defined below) (the "Proxy Statement-Prospectus"). The Proxy Statement-Prospectus was mailed to stockholders of THCR and Taj Holding on March 12, 1996. Special meetings of the stockholders of both Taj Holding and THCR have been called for April 11, 1996, at which time stockholders of Taj Holding will be asked to approve and adopt the Merger Agreement, and stockholders of THCR will be asked to approve certain aspects of the Merger Transaction. Following the consummation of the Merger Transaction, THCR's gaming operations will include the Taj Mahal, the Trump Plaza Hotel and Casino, a casino hotel located in

Atlantic City ("Trump Plaza"), and THCR's riverboat gaming project at Buffington Harbor, Indiana, on Lake Michigan.

  The Merger Agreement provides that each outstanding share of Taj Holding Class A Common Stock will be converted into the right to receive, at each holder's election, either (a) $30.00 in cash or (b) that number of shares of Common Stock of THCR ("THCR Common Stock") as shall have a market value equal to $30.00. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and up to 1,850,000 shares pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump Atlantic City Associates ("Trump AC") and its wholly owned finance subsidiary, Trump Atlantic City Funding, Inc. ("Trump AC Funding"), of up to $1,200,000,000 aggregate principal amount of first mortgage notes (although it is currently contemplated to aggregate $1,100,000,000), the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger (ii) redeem the outstanding Taj Bonds, (iii) redeem the outstanding shares of Taj Holding Class B Common Stock as required in connection with the redemption of Taj Bonds, (iv) retire the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc., (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Mr. Trump, (vii) purchase certain real property used in the operation of Trump Plaza that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of the liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Mr. Trump to Bankers Trust, and (ix) pay related fees and expenses and provide for working capital;

    (b) the contribution by Mr. Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump AC of all its indirect ownership interests in Taj Associates acquired in the Merger.

  The Merger is contingent upon the consummation of the other transactions contemplated by the Merger Transaction. THCR will also issue to Mr. Trump a warrant to purchase an aggregate of 1.8 million shares of THCR Common Stock at $30.00, $35.00 and $40.00 per share. To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes. The Merger and the related transactions discussed above are collectively referred to as the "Merger Transaction."

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

  Taj Associates operates in only one industry segment. See the Financial Statements of Taj Holding and Taj Associates included elsewhere herein.

(C) NARRATIVE DESCRIPTION OF THE BUSINESS OF TAJ ASSOCIATES.

  Taj Associates owns and operates the Taj Mahal, a luxury casino hotel located on the Boardwalk in Atlantic City. The Taj Mahal, which opened on April 2, 1990, is currently the largest casino hotel facility in Atlantic City. It includes 120,000 square feet of gaming space, with 169 table games such as blackjack, craps, roulette, baccarat, mini baccarat, red dog, sic-bo, pai gow, pai gow poker, caribbean stud poker, big six, mini big six and let it ride poker. It also includes approximately 3,550 slot machines, 1,250 guest rooms (including 242 suites), sixteen dining and ten beverage locations. In addition, the Taj Mahal has a 12,000 square foot poker, keno and race simulcasting room with 64 poker tables, which was added in 1993 and expanded in 1994. In December 1995, the Taj Mahal opened an Asian themed table gaming area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In addition, as a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for table game players, the President's Club for high-end slot players, and the Bengal Club for other preferred slot players. The Taj Mahal consists of a 42-story hotel tower and a contiguous low-rise structure, which together occupy approximately 17 acres of land. In addition, Taj Associates currently leases from Trump Taj Mahal Realty Corp., a corporation wholly owned by Mr. Trump ("Realty Corp."), several parcels of land adjacent to the Taj Mahal which are used for (i) surface parking, (ii) a multi-purpose entertainment complex, which can be used at any one time as a theater, concert hall, boxing arena or exhibition hall and adjacent bus terminal (the "Entertainment Complex"), (iii) a pier extending from the Taj Mahal 1,000 feet into the Atlantic Ocean (the "Steel Pier"), and (iv) a warehouse complex (collectively, the "Specified Parcels"). See "Properties."

  In recent years, under the direction of Mr. Trump and the management team led by Nichols L. Ribis, its Chief Executive Officer, Taj Associates has completed construction of the Entertainment Complex, reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and the recently introduced game of keno, and increased the number of poker tables and slot machines. Taj Associates continually monitors operations to adapt to and anticipate industry trends. Since 1994, the Taj Mahal has embarked on a strategy to renovate all of its hotel guest rooms and corridors by April 1996 and to replace all of its existing slot machines by the middle of 1996 with new, more efficient machines with bill collectors. Moreover, to further attract high-end players, the Taj Mahal has recently opened the Dragon Room, an Asian themed table gaming area with 16 table games, and is currently in the process of constructing Sultan's Palace, a separate 5,900 square-foot high-end slot lounge and club expected to be completed in the second quarter of 1996.

  The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, an additional 4 poker tables and 163 slot machines. Approximately 2,050 new slot machines were placed in service during 1994 and 1995 to replace older models. Management anticipates that it will continue to replace all older slot machines early in 1996. In addition, in June 1993, the Taj Mahal completed a 10,000-square foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 64 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1995, the Taj Mahal captured approximately 46.0% of the total Atlantic City poker revenues.

   The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the New Jersey Casino Control Commission (the "CCC") on an ongoing basis to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly-approved games of keno and caribbean stud poker and in 1995 introduced the games of pai gow, pai gow poker and let it ride poker. In 1996 progressive blackjack has also been added.

  In order to compete effectively with other casino hotels, the Taj Mahal offers complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including complimentaries, on middle and upper middle market "drive in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

  The Taj Mahal conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal.

  Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1993, 1994 and 1995, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 23.5%, 22.8% and 24.5%, respectively.

COMPETITION AND INDUSTRY RATE OF GROWTH

  The Taj Mahal competes primarily with other casinos located in Atlantic City, New Jersey and also competes with any facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are presently or may be authorized in the future. To a lesser extent, the Taj Mahal faces competition from cruise lines, riverboat gambling, casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor), Puerto Rico, the Bahamas and other locations inside and outside the United States, and from other forms of legalized gaming both in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, dog racing and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state.

  Competition in the Atlantic City casino hotel market is intense. At present, there are twelve casino hotels located in Atlantic City, all of which compete for patrons, including Trump's Castle Casino Resort ("Trump's Castle") and Trump Plaza (and together with Trump's Castle, the "Other Trump Casinos"). In addition, there are several sites on the Boardwalk and in the Marina area of Atlantic City on which casino/hotels could be built in the future or on which existing casino hotels could expand. Various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a proposal by Mirage Resorts, Inc.), although management is not aware of any construction on such sites by third parties. No new casino hotels have commenced operations since 1990, although several existing casino hotels have recently expanded or are in the process of expanding their operations. For example, THCR has renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower, and is in the process of renovating and integrating with Trump Plaza the former Trump Regency Hotel, which is scheduled to open in the second quarter of 1996.

  Casinos in Atlantic City must be located in approved hotel facilities which offer dining, entertainment and other guest facilities. Competition among casino hotels is based primarily upon promotional allowances, advertising, the attractiveness of the casino area, service, quality and price of rooms, food and beverages, restaurant, convention and parking facilities and entertainment. In order to compete effectively with all other Atlantic City casino hotels, the Taj Mahal offers complimentary beverages, meals, room accommodations and/or travel arrangements to its preferred customers, as well as cash bonuses and other incentives pursuant to approved coupon programs.

  The Atlantic City gaming market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.75 billion in gaming revenues in 1995, an approximately 9.5% increase over 1994 gaming revenues of approximately $3.42 billion. From 1990 to 1995, total gaming revenues in Atlantic City have increased approximately 27%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1995, the volume of bus customers dropped to 9.6 million in 1995, continuing a decline from 11.7 million in 1990. The volume of customers traveling by other means to Atlantic City has grown from
20.1 million in 1990 to 23.7 million in 1995.

  Total Atlantic City slot revenues increased 12.2% in 1995, continuing a solid trend of increases over the past five years. From 1990 through 1995, slot revenue growth in Atlantic City has averaged 8.3% per year. Total table revenue increased 4.4% in 1995, while table game revenue from 1990 to 1995 has decreased on average 0.7% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Dollar bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1990, the number of slot machines in Atlantic City has increased 37.2%, while the number of table games has decreased by 4.0%. Slot revenues increased from 58% of total casino revenues in 1990 to 69% in 1995. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  In 1988, Congress passed the Indian Gaming Regulatory Act ("IGRA"), which requires any state in which casino-style gaming is permitted (even if only for limited charity purposes) to negotiate compacts with federally recognized Native American tribes, at the request of such tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which could give such tribes an advantage over their competitors, including Taj Associates.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximate three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 3,800 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, the Mohegan Nation has commenced construction of a casino resort to be located 10 miles from Foxwoods. The Mohegan Nation Resort will be built and managed by Sun International Hotels, Ltd., is scheduled to have 80% of the gaming capacity of Foxwoods and is scheduled to open in October 1996.

  A group in New Jersey calling itself the "Ramapough Indians" has applied to the U.S. Department of the Interior to be federally recognized as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. In 1993, the Bureau of Indian Affairs denied the Ramapough Indians federal recognition. The Ramapough Indians' appeal of this decision has also been denied. Similarly, a group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York, however, any Indian gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is negotiating a casino gaming compact with Rhode Island. The Gay Head Wampanoags Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking Federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

  Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Plans to begin operating slot machines at race tracks in the state of Delaware are underway, including the slot machines currently operating at the Dover Downs and Delaware Park race tracks. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las

Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Taj Mahal could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey, Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. A New York State Assembly plan has the potential of legalizing non-Native American gaming in portions of upstate New York. Essential to this plan is a proposed New York State constitutional amendment that would legalize gambling. To amend the New York Constitution, the next elected New York State Legislature must repass a proposal legalizing gaming and a statewide referendum, held no sooner than November 1997, must approve the constitutional amendment. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, a proposal has been introduced to legalize gaming in other locations including Philadelphia, Pennsylvania.

  In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of state-wide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management believes that such legislation, if enacted, could have a material adverse impact on the business operations and financial condition of the Taj Mahal.

CONFLICTS OF INTEREST

  Mr. Trump is the current beneficial owner of 100% of Trump's Castle, and beneficially owns 40% (prior to the consummation of the Merger Transaction) of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), the beneficial owner of Trump Plaza, both of which compete with the Taj Mahal. Mr. Trump is the sole owner of TC/GP, Inc., an entity that provides services to Trump's Castle. In addition, Mr. Trump is the sole owner of TPM, Inc. ("Trump Plaza Management") an entity that provides services to Trump Plaza. In addition, Mr. Trump provides executive services to THCR.

  Nicholas L. Ribis, the Chief Executive Officer of Taj Associates, is also the chief executive officer of THCR and Trump's Castle Associates ("TCA"), the partnership that owns Trump's Castle. In addition, Messrs. John P. Burke and Robert M. Pickus, executive officers of Taj Associates, are also executive officers of THCR and TCA. In addition, Messrs. Trump, Ribis, Pickus and Burke serve on the governing bodies of Taj Holding, THCR and TCA and their affiliated entities. As a result of Mr. Trump's interests in three competing Atlantic City casinos, the common chief executive officer and other common officers, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. Furthermore, Mr. Trump has agreed that he will pursue, develop, control and conduct all new gaming activities through THCR. Although no specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Mr. Trump, such persons and all the casinos affiliated with Mr. Trump, Messrs. Trump, Ribis, Pickus and Burke have informed Taj Holding that they will not engage in any activity which they reasonably expect will harm Taj Holding, its affiliates or is otherwise inconsistent with their obligations as officers and directors of Taj Holding or its affiliates.

  Taj Associates and Mr. Trump entered into a services agreement as of April 1, 1991 (the "Taj Services Agreement") pursuant to which Mr. Trump has agreed to devote a specified amount of time to the marketing, advertising and promotion of the Taj Mahal. Pursuant to the Taj Services Agreement, in respect of any matter or matters involving employees, contractors, entertainers, celebrities, vendors, patrons, marketing programs, promotions, special events, or otherwise, Mr. Trump will, and will agree to cause his affiliates to the best of his ability and consistent with his fiduciary obligations to the Taj Mahal and the Other Trump Casinos, act fairly and in a commercially reasonable manner so that on an annual overall basis no Other Trump Casino shall realize a competitive advantage over the Taj Mahal by reason of any activity, transaction or action engaged in by Mr.

Trump or his affiliates and ensure that the Taj Mahal will not be discriminated against. See "Certain Relationships and Related Transactions" and the Notes to financial statements.

SEASONAL FACTORS AND ATLANTIC CITY INFRASTRUCTURE

  The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays and holidays than on other days.

  Historically, Atlantic City has suffered from inadequate rail and air transportation. As a result, a majority of Atlantic City gaming patrons travel from the mid-Atlantic and northern regions of the United States by automobile or bus. Rail service to Atlantic City was recently further hindered with the elimination of Amtrak express service to and from Philadelphia and New York City. An expansion of the Atlantic City International Airport (located approximately 12 miles from Atlantic City) to handle large airline carriers was recently completed and a further expansion of the terminal and passenger amenities is now underway. Despite the expansions and improvements, access to Atlantic City by air is still limited by a lack of regularly scheduled flights and by inadequate terminal facilities. The lack of adequate transportation infrastructure has limited the expansion of the Atlantic City gaming industry's geographic patron base and the attractiveness of Atlantic City to major conventions.

  In February of 1993, the State of New Jersey commenced construction of a new $250 million convention center (the "Convention Center") on a 30.5-acre site adjacent to the Atlantic City Expressway. Targeted for completion in January 1997, the new Convention Center, which is approximately 1.5 miles from the Taj Mahal, will house approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. The building will also include an indoor street linking the Convention Center to the existing Atlantic City Rail Terminal. The new Convention Center has been designed to serve as the centerpiece of Atlantic City's renaissance as a favorite meeting destination for both in-state and out-of-state conventions. In addition, the New Jersey Casino Reinvestment Development Authority (the "CRDA") is currently overseeing the development of the "Tourist Corridor" that will link the new Convention Center with the Boardwalk. The tourist corridor is scheduled to be completed in conjunction with the completion of the new Convention Center.

EMPLOYEES

  Taj Associates has approximately 6,100 employees for the operation of the Taj Mahal, of whom approximately 1,850 employees are covered by collective bargaining agreements. Taj Associates believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Since opening in April 1990, during which time some collective bargaining agreements with various unions have expired prior to the execution of new agreements, the business of Taj Associates has not been interrupted due to any labor disputes. The collective bargaining agreement with HERE Local 54, which covers substantially all of the Taj Mahal's hotel and restaurant employees, was renegotiated in September 1994 and will expire on September 14, 1999.

  All of Taj Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act"). Casino key employees and casino employees are subject to more stringent requirements than hotel employees. Each casino key employee and casino employee must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training and experience, and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

  Operating Licenses. The CCC issued an initial casino license to Taj Associates in April 1990. Taj Associates' current casino license was renewed on June 22, 1995 through March 31, 1999. No assurance can be given that the CCC will renew the casino license in the future or, if it does so, as to the conditions it may impose, if any, with respect thereto.

  Casino Licensee. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license held by Taj Associates is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement (the "Division").

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

  Control Persons. Each entity qualifier, subsidiary and holding or intermediary company is required to meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof individually qualify for approval under casino key employee standards so long as the CCC and the Director are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. As the holder of a general partnership interest equal to 49.995% of the equity of Taj Associates, TM/GP has been determined to be an intermediary company of Taj Associates. As the holder of all the capital stock of TM/GP, Taj Holding has been determined to be a holding company of Taj Associates. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. A petition by Taj Associates requesting determinations that certain entities which hold Taj Holding Class A Common Stock and Taj Holding Class B Common Stock are not required to so qualify was approved by the CCC as part of the March 15, 1993 proceedings relating to the renewal of Taj Associates' casino license.

  Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of indentures, notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, including holders of the securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly-traded mortgage bonds so long as the bonds remained widely-distributed and freely-traded in the public market and the holder had no ability to control the casino licensee. There can be no assurance, however, that the CCC will continue the practice of granting such waivers and, in any event, the CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

  Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisors Act of 1940; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (a) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (b) if (i) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (x) 20% or less of the total outstanding debt of the company, or (y) 50% or less of any issue of outstanding debt of the company, (ii) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies, or (iii) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or Division upon request, any document or information which bears any relation to such debt or equity securities.

  If an Institutional Investor is granted a waiver and subsequently determines to influence or affect the affairs of the issuer of the security, the Institutional Investor is required to provide the CCC not less than 30 days notice of its intent and file with the CCC an application for qualification before it takes any action that may influence or affect the affairs of the issuer of the securities. Furthermore, if an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application.

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company. Currently, Taj Holding, Taj Associates, TTMI, TM/GP, Taj Funding, Trump Corp. and certain other entities that own the Taj Holding Class A Common

Stock or Taj Holding Class B Common Stock are each deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including capital stock, partnership interests or bonds, are deemed to be the securities of a Regulated Company.

  If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (ii) to receive any dividends or interest upon any such securities or any remuneration, in any form, from their affiliated casino licensee for services rendered or otherwise.

  Approved Hotel Facilities. The CCC may permit a licensee, such as Taj Associates, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

  Agreement for Management of Casino. Each party to an agreement for the management of the casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all outstanding equity securities of the casino licensee. Such an agreement shall: (i) be for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) be for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

  License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the year ended December 31, 1995, Taj Associates' gross revenue tax was approximately $40,248,000, and its license, investigations, and other fees and assessments totaled approximately $5,199,000.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments if made in projects designated as eligible by the CRDA or (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

  Investment tax credits may be obtained by making qualified investments, donation of previously deposited funds, or by the purchase of bonds issued by the CRDA. Estimated payments of the investment alternative tax obligation must be made quarterly. CRDA bonds may have terms as long as fifty years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

  During 1994, Taj Associates contributed $9,500,000 of previous CRDA deposits, the carrying value of which was $4,750,000. Of the carrying value, $3,250,000 were allocated to leasehold improvements upon completion of the improvements during 1995, and $1,500,000 was a donation of previously deposited funds, which became a credit utilized in 1994 as a reduction of current year obligations.

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Taj Associates currently charges their respective parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division of Gaming Enforcement are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in Northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that Taj Associates, Taj Holding, TTMI, TM/GP, Taj Funding, Trump Corp. or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or its license or qualification could be suspended or revoked. If Taj Associates' license is suspended for a period in excess of 120 days or revoked or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of Taj Associates' casino/hotel facilities. A conservator would be vested with title to all property of Taj Associates relating to the casino and approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino/hotel. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. It would be the obligation of the conservator to continue the debt service payments on Taj Associates' Note, but no assurance can be given that the conservator would have sufficient funds available to do so.

  Employees. All employees of Taj Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the service of qualified employees.

  Gaming Credit. The Taj Mahal's casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

  Control Procedures. Gaming at the Taj Mahal is conducted by trained and supervised personnel. Taj Associates employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

  Other Laws and Regulations. The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through, or to such casino which involves a transaction in currency of more than $10,000 per patron per gaming day (a "Currency Transaction Report" or "CTR"). Such CTR's are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, Taj Associates is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

  From 1992 through 1995, the Internal Revenue Service conducted an audit of CTR's filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The U.S. Department of Treasury has received a report detailing the audit as well as the response of Taj Associates. Recently, as a result of the Taj Associates' audit, the U.S. Department of Treasury has notified Taj Associates that it failed to timely file the CTR in connection with 173 individual currency transactions. The U.S. Department of Treasury has indicated in their notification that the matter can be resolved by the payment of a penalty which is significantly lower than the maximum penalty allowed by law. Management believes that any such amounts will not be material to Taj Associates.

  In the past, the Service had taken the position that gaming winnings from table games by non-resident aliens was subject to a 30% withholding tax; however, the Service subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from tax withholding table game winnings by non-resident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

  The Occupational Safety and Health Administration ("OSHA") has proposed a regulation that would require, among other things, that employers who permit smoking in workplaces establish designated smoking areas, permit smoking only in such areas, and assure that designated smoking areas be enclosed, exhausted directly to the outside, and maintained under negative pressure sufficient to contain tobacco smoke within the designated area. Taj Associates is unable to predict the ultimate scope of the regulation, if adopted, and its effect on the Taj Mahal's operation.

  Taj Associates is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Taj Associates believes that it has obtained all required licenses and permits to conduct its business.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

  Not applicable.

ITEM 2. PROPERTIES

LAND

  The land comprising the site upon which the Taj Mahal is located consists of approximately 17 acres, which are bounded by the Boardwalk to the south, Maryland Avenue to the east, Pennsylvania Avenue to the west and which extends to the north towards Pacific Avenue for approximately three-quarters of a city block on the western portion of the site and two-thirds of a city block on the eastern portion of the site. Construction was substantially completed and the Taj Mahal was opened to the public on April 2, 1990. In addition, Taj Associates currently leases from Realty Corp. land adjacent to the site of the Taj Mahal which is being used primarily for a bus terminal, surface parking and Entertainment Complex, as well as the Steel Pier and a warehouse complex.

CASINO HOTEL FACILITY

  The Taj Mahal consists of a 42 story hotel tower and a contiguous low-rise structure sited on approximately 17 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 16 dining and 10 beverage locations, parking for approximately 5,200 cars, an 18-bay bus terminal and approximately 65,000-square-feet of ballroom, meeting room and pre-function area space. The Taj Mahal is also adding three nationally recognized themed restaurants: the Hard Rock Cafe, the Rainforest Cafe and the All Star Cafe. In addition, the Taj Mahal features the Taj Entertainment Complex, a 20,000-square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing area or exhibition hall, and the Mark Etess Arena, which comprises an approximately 63,000-square foot exhibition hall facility and entertainment facility. The Xanadu Theater and the Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

  The land on which the Entertainment Complex is situated is leased by Taj Associates from Realty Corp.

  Taj Associates leases the Steel Pier from Realty Corp. A condition imposed on Taj Associates Coastal Area Facilities Review Act ("CAFRA") Permit (which, in turn, is a condition of Taj Associates' casino license) initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection ("NJDEP"), the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA Permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions, most recently through March 1997, of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the pier as an amusement park pursuant to sublease ("Pier Sublease") with an amusement park operator ("Pier Subtenant"). The Pier Sublease provides for a five-year lease term through December 21, 1999. However, Taj Associates may terminate the Pier Sublease after December 31 of each year if written notice of termination is given to the Pier Subtenant on or before September 1 of such year.

  Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates in April 1991 purchased for $1,700,000 certain facilities of Trump's Castle which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. See "Certain Relationships and Related Transactions."

  Each leasehold and parcel of land owned by Taj Associates in fee simple is encumbered by the Amended Mortgage securing the Taj Bonds and the mortgage securing the Working Capital Facility.

  The Taj Mahal provides parking for approximately 5,200 cars of which 4,600 spaces are located in indoor parking garages and 600 spaces are located on land leased to Taj Associates by Realty Corp. In addition, Taj Associates entered into a lease agreement with TCA to share its employee parking facilities. It is expected that following the consummation of the Merger Transaction, Taj Associates will expand its self-parking facilities by 2,000 spaces.

  Themed Restaurants. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard

Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five year period at an annual basic rental of $907,500 during such renewal term.

  Rainforest Cafe, Inc.-Atlantic City ("Rainforest") has entered into a ten-year lease (the "Rainforest Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Rainforest Cafe. The basic rent under the Rainforest Cafe Lease is $2,500,000 per year, paid in equal monthly installments. In addition, Rainforest will pay percentage rent in an amount equal to the difference, if any, between (i) 10% of Rainforest's gross sales made during each calendar month during the lease term and (ii) one-twelfth of the annual basic rent. Rainforest has the option to extend the term of the Rainforest Cafe Lease for two successive additional terms of five years each at an annual basic rental of $2,750,000 during the first renewal term and an annual basic rental of $3,025,000 during the second renewal term. The Rainforest Cafe Lease will require Taj Associates to contribute $2,500,000 toward construction after the project is completed and the restaurant opens for business.

  All Star Cafe, Inc. ("All Star") has entered into a twenty-year lease (the "All Star Cafe Lease"), with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease is $1,000,000 per year, paid in equal monthly installments. In addition, All Star will pay percentage rent in an amount equal to the difference, if any, between
(i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and
(ii) one-twelfth of the annual basic rent.

THE TRUMP TOWER LEASE

  Taj Associates has entered into a lease with The Trump-Equitable Fifth Avenue Co., a corporation wholly owned by Mr. Trump, for the lease of office space in The Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

ITEM 3. LEGAL PROCEEDINGS

  Taj Holding is not a party to any material legal proceedings. Taj Associates, its partners, certain members of its former Executive Committee, Taj Funding and certain of their employees are involved in various legal proceedings, some of which are described below. Taj Associates and Taj Funding have agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in such legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

  Bondholder Litigation. Between June 1990 and October 1990, six purported class actions were commenced on behalf of the holders of Taj Funding's publicly traded debt securities outstanding prior to the consummation of the 1991 Taj Restructuring (the "Old Taj Bonds") and the publicly traded bonds of the Other Trump Casinos. In December 1990, all six cases were consolidated in the U.S. District Court for the District of New Jersey. On February 8, 1991, the plaintiffs in the consolidated action filed an amended and consolidated complaint with respect to the Taj Mahal. This complaint named as defendants Donald J. Trump, Robert S. Trump, Harvey I. Freeman, Taj Associates, Taj Funding, TTMI, The Trump Organization, and Merrill Lynch, Pierce, Fenner & Smith, and purported to be brought on behalf of those who either purchased Old Taj Bonds or who would be deprived of interest on the Old Taj Bonds pursuant to the 1991 Taj Restructuring. The complaint alleged violations of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934, as amended, against all defendants and breach of fiduciary duty and common law false advertising against various defendants and sought compensatory damages in an unspecified amount. Taj Associates and the other defendants moved to dismiss this complaint on or about January 28, 1992. On June 2, 1992 the Court granted the defendants' motion to dismiss. Plaintiffs thereafter appealed the dismissal of the consolidated action. On October 14, 1993, the United States Court of Appeals for the Third Circuit affirmed the District Court's dismissal of the amended complaint. On March 7, 1994, the U.S. Supreme Court denied the Plaintiffs' petition for a writ of certiorari.

  Atlantic City Lease Agreement. On March 29, 1990, Taj Associates entered into a Lease Agreement with the City of Atlantic City for a term of seven years, subject to the explicit, prior approval of NJDEP to continue use of the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1,000,000 per year. In addition, Taj Associates has expended in excess of $1,400,000 in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Trump Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the lease agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date. There can be no assurances that Atlantic City will not institute legal proceedings at a future date.

  Other Litigation. Various legal proceedings are now pending against Taj Associates. Taj Associates considers all such proceedings to be ordinary litigation incident to the character of its business. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Taj Associates believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Taj Associates.

  Taj Associates is also a party to an administrative proceeding involving allegations that it has violated certain provision of the Casino Control Act. Taj Associates believes that the final outcome of this proceeding will not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal. At this juncture, the prospects of a favorable outcome in the actions described above cannot be assessed. Taj Associates intends to vigorously contest the allegations made against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Trump Taj Mahal Funding, Inc.

  Taj Associates currently owns 100% of the outstanding shares of Taj Funding's common stock. Taj Funding's common stock is not listed on any exchange or traded on any market. The Indenture contains provisions prohibiting Taj Funding from paying dividends on its common stock.

 Trump Taj Mahal Associates

  The partners in Taj Associates and their relative ownership percentages are:
TTMI, 49.995%; Trump Corp., .01%; and TM/GP (a wholly owned subsidiary of Taj Holding), 49.995%.

  Through his ownership of TTMI and Trump Corp., Mr. Trump is the beneficial owner of 50% of the equity interest in Taj Associates and Taj Funding.

 Taj Mahal Holding Corp.

  On the effective date of the 1991 Taj Restructuring, two shares of Taj Holding Class A Common Stock were distributed to each holder of $1,000 principal amount of the Old Taj Bonds on such date. Prior to the Final Payment Date, the Taj Holding Class A Common Stock is not entitled to vote on any matter except as required by statute. After the Final Payment Date, the Taj Holding Class A Common Stock will vote together with the Taj Holding Class C Common Stock on all matters on which the stockholders are entitled to vote, with cumulative voting for directors. Taj Holding is not aware of any established public trading market for the Taj Holding Class A Common Stock.

  Each share of the Taj Holding Class B Common Stock is traded with the $1,000 principal amount of Taj Bonds with which it was issued as a Unit. The Taj Holding Class B Common Stock may not trade separately from the Unit. The Unit is traded on the American Stock Exchange under the symbol "TAJA.A". Taj Holding believes that the price of the Units is dependent upon the Taj Bonds and not upon the Taj Holding Class B Common Stock, which has voting rights, but no economic value apart from its redemption price and the right to receive par value of $.01 per share upon liquidation.

  All the outstanding Class C Common Stock of Taj Holding is owned by Mr. Trump. No established trading market exists for the Taj Holding Class C Common Stock, and no shares of Taj Holding Class C Common Stock have been transferred since their issuance to Mr. Trump.

  The following table reflects the high and low sales prices per $100 principal amount of Units, as furnished by the American Stock Exchange:

                                                                    UNITS
                                                               ----------------
                                                                 HIGH     LOW
                                                               -------- -------
      1993
      Fourth Quarter.......................................... 104      97 5/8
      Third Quarter........................................... 100      94 1/8
      Second Quarter..........................................  95 1/2  86
      First Quarter...........................................  91      80 5/8
      1994
      Fourth Quarter..........................................  69 3/8  61 3/8
      Third Quarter...........................................  80 1/2  65
      Second Quarter.......................................... 100      79 3/4
      First Quarter........................................... 105 1/2  99
      1995
      Fourth Quarter..........................................  96 1/2  85
      Third Quarter...........................................  89 3/4  79
      Second Quarter..........................................  83      71
      First Quarter...........................................  76 1/2  66
      1996
      First Quarter (through March 21, 1996).................. $104 1/2 $96 1/2

  Taj Holding has never paid a dividend to its stockholders, and in the event that the Merger Transaction is not consummated, Taj Holding does not anticipate paying a dividend in the foreseeable future. The payment of any future dividends will be determined by the Taj Holding Board of Directors in light of conditions then existing, including, the financial condition of Taj Holding, restrictions in financing agreements, business conditions and other factors. The ability of Taj Holding to make distributions is restricted by the Indenture which contains restrictions on the ability of Taj Associates to make distributions to its partners. When and as dividends are declared, they may be payable in cash, in property, or in shares of Taj Holding Common Stock of the same class.

  The Taj Holding Certificate of Incorporation provides that holders of Taj Holding Class B Common Stock and Taj Holding Class C Common Stock are not entitled to the payment of dividends. However, if a stock distribution or stock dividend or other reclassification of Taj Holding Class A Common Stock occurs, an equivalent distribution, stock dividend or other reclassification of Taj Holding Class C Common Stock will be made such that the total number of issued and outstanding shares of Taj Holding Class C Common Stock is the same as the total number of issued and outstanding Taj Holding Class A Common Stock.

  As of March 21, 1996, there were approximately 362 record holders of Taj Holding Class B Common Stock and 366 record holders of Taj Holding Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

 Trump Taj Mahal Associates and Trump Taj Mahal Funding, Inc.

  The following tables set forth certain selected combined financial data from Taj Associates and Taj Funding's consolidated balance sheets as of December 31, 1991, 1992, 1993, 1994 and 1995, and the consolidated statements of operations for the years ended December 31, 1991, 1992, 1993, 1994 and 1995.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                       YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                             1991(1)     1992      1993      1994      1995
                             --------  --------  --------  --------  --------
                                            (IN THOUSANDS)
INCOME STATEMENT DATA:
Net revenues................ $438,313  $469,753  $498,911  $517,182  $553,748
Loss before extraordinary
 item....................... $(71,105) $(35,099) $(22,539) $(36,658) $(26,623)
Extraordinary Gain on 1991
 Taj Restructuring.......... $259,618       --        --        --        --
Net income (loss)........... $188,513  $(35,099) $(22,539) $(36,658) $(26,623)
BALANCE SHEET DATA (AT END
 OF PERIOD):
Cash and cash investments... $ 22,535  $ 34,062  $ 58,044  $ 61,196  $ 88,941
Property and Equipment--
 net........................ $766,135  $742,129  $722,834  $706,785  $690,987
Total assets................ $814,051  $802,556  $811,508  $807,612  $821,793
Long-term debt (2).......... $573,844  $695,682  $625,765  $656,701  $694,192
Capital (Deficit)........... $167,837  $130,913  $106,641  $ 67,812  $ 39,635

--------
(1) The 1991 Taj Restructuring was consummated on October 4, 1991.
(2) Long-term debt is net of an unamortized discount of $201,334, $188,162, $172,417, $153,597 and $131,103 for the years 1991 through 1995, respectively.

 Taj Mahal Holding Corp. and Subsidiary

  The following tables set forth certain selected financial data from Taj Holding's consolidated balance sheets and consolidated statements of operations as of and for the period from inception (October 4, 1991) to December 31, 1991 and as of and for the years ended December 31, 1992, 1993, 1994 and 1995.

                            SELECTED FINANCIAL DATA

                                         YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                             1991    1992       1993       1994       1995
                             ---- ---------- ---------- ---------- ----------
STATEMENT OF OPERATIONS DA-
 TA:
Expenses.................... $  0 $1,825,000 $1,733,000 $2,171,000 $1,554,000
Net Loss.................... $  0 $1,825,000 $1,733,000 $2,171,000 $1,554,000
BALANCE SHEET DATA (AT END
 OF PERIOD):
Cash and cash investments... $100 $      100 $      100 $      100 $      100
Total assets................ $100 $      100 $      100 $      100 $      100
Long-term debt.............. $  0 $        0 $        0 $        0 $        0
Liabilities (Class B Common
 Stock)..................... $ 20 $       20 $       20 $       20 $  390,000
Stockholders Equity......... $ 80 $       80 $       80 $       80 $ (389,900)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Taj Holding has no business operations and serves as a holding company for an investment in 50% of Taj Associates. Similarly, Taj Funding has no business operations. Taj Holding and Taj Funding are entirely dependent on Taj Associates for their financial requirements. Therefore, the following is a discussion of the results of operations of Taj Associates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  Net revenues were approximately $553.7 million for the year ended December 31, 1995, an increase of $36.5 million or 7.1% from net revenues of $517.2 million for the year ended December 31, 1994. This increase was primarily due to an increase in gaming revenues.

  Gaming revenues comprise the major component of net revenues and consist of win from table games, poker, slot machines, horserace simulcasting and keno. Total gaming revenues were $501.4 million for the year ended December 31, 1995, an increase of $39.8 million or 8.6% from total gaming revenues of $461.6 million for the year ended December 31, 1994. These revenues represent a market share of 13.5% of the Atlantic City gaming market in each of 1995 and 1994, based on figures filed with the CCC.

  Table game win was approximately $201.8 million for the year ended December 31, 1995, an increase of $17.1 million or 9.3% from table game win of $184.7 million for the year ended December 31, 1994. Dollars wagered at table games were $1,192.2 million for the year ended December 31, 1995, an increase of $67.2 million or 6.0% from dollars wagered at table games of $1,125.0 million for the year ended December 31, 1994. Table win percentage was 16.9% for the year ended December 31, 1995, an increase from 16.4% in 1994. Table win percentage, which represents the percentage of dollars wagered retained by Taj Associates, tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers." The win percentage for the year ended December 31, 1995 is significantly above Taj Associates' and the industry's historical win percentage, and Taj Associates' win percentage could decrease in the future. During the twelve months ending December 31, 1994 and 1993, Taj Associates' win percentage was approximately 16.4% and 16.3% respectively. The Atlantic City average for the years ended December 31, 1995, 1994 and 1993 was approximately 15.8%, 15.8% and 15.6%
respectively. Management believes that a significant factor in Taj Associates' table game win being higher than the Atlantic City average is its mix of higher hold table games.

  Slot revenues were approximately $279.2 million for the year ended December 31, 1995, an increase of $21.3 million or 8.3% from slot revenues of $257.9 million for the year ended December 31, 1994. Dollars wagered in slot machines was $3,376.5 million for the year ended December 31, 1995, an increase of $436.4 million or 14.8% from dollars wagered in slot machines of $2,940.0 million for the year ended December 31, 1994. This increase was offset by a decrease in slot win percentage to 8.3% in 1995 from 8.8% in 1994. The increase in slot machine wagering and the reduced slot win percentage is consistent with the industry trend in Atlantic City in recent years.

  In addition to table game and slot revenues, Taj Associates' keno/poker/simulcasting operations generated approximately $17.2 million in poker revenues, $1.4 million of simulcasting revenue and $1.8 million of keno revenue in 1995, compared to $16.3 million of poker revenue, $1.4 million of simulcasting revenue and $1.3 million of keno revenue in 1994. Keno operations commenced June 15, 1994.

  Increases in gaming revenues during the year ended December 31, 1995 as compared to the year ended December 31, 1994 were attributable primarily to
(i) the increase in dollars wagered on slots relative to the depressed 1994 levels caused by severe winter weather during the first three months of the year, (ii) the increase in dollars wagered on table games and the improved win percentage, both of which were substantially attributable to international high level players and (iii) the general growth of the Atlantic City market.

  Nongaming revenues consist primarily of room, food, beverage and entertainment. For the years ended December 31, 1995 and 1994, these revenues totaled $116.4 million and $117.8 million, respectively. Room revenue of approximately $43.3 million in 1995 was the result of an occupancy rate of 91.2% and an average room rate of $104.04. In 1994, room revenue of $41.8 million was the result of an occupancy rate of 92.4% and an average room rate of $99.19.

  In the food and beverage outlets, Taj Associates generated revenues of approximately $57.2 million and $58.0 million during 1995 and 1994, respectively. The approximately $0.8 million decrease is primarily attributable to the decrease in the average food check to $11.62 in 1995 from $11.68 in 1994 and the elimination of the private bar in guest rooms. The decrease in food and beverage revenue reflects both fewer complimentaries offered to patrons (which are recorded both as revenue and as a promotional allowance) and reduced food prices designed to stimulate cash sales.

  The decrease in other revenue of approximately $2.0 million was primarily attributable to a decrease in entertainment revenue of approximately $1.6 million resulting from fewer in-house sponsored events and an increased emphasis on promoter sponsored entertainment events in 1995 versus events sponsored by Taj Associates in 1994.

  Promotional allowances were $64.0 million for the year ended December 31, 1995, an increase of $1.8 million from promotional allowances of $62.2 million for the year ended December 31, 1994. Promotional allowances were 10.4% of gross revenues in 1995 compared to 10.7% in 1994, reflecting Taj Associates' efforts to increase control over complimentaries while increasing gaming revenues.

  Gaming expenses increased approximately $23.3 million or 9.0% for the year ended December 31, 1995 from the year ended December 31, 1994, primarily due to increased marketing/promotional costs associated with increased gaming revenues. Both room and food and beverage expenses remained generally constant. General and administrative expenses decreased primarily due to the nonrecurrence of costs for settlement of litigation which were incurred during 1994. Costs for settlement of litigation for the year ended December 31, 1995 decreased by approximately $3.7 million or 100% to $0 from the year ended December 31, 1994. Depreciation expense increased in 1995 compared to 1994 due to increased capital expenditures on replacement furniture, fixtures and equipment and the shorter lives associated therewith.

  Total operating expenses as a percentage of net revenue decreased to 83.8% for the year ended December 31, 1995 compared to 85.2% for the year ended December 31, 1994.

  As a result of the foregoing factors, income from operations was $89.9 million for the year ended December 31, 1995, an increase of $13.3 million or 17.3% from income from operations of $76.6 million for the year ended December 31, 1994.

  The $5.1 million or 4.4% increase in interest expense is attributable to (i) the increased amount of principal outstanding resulting from the issuance of Taj Bonds to satisfy the Additional Amount (as defined in the Indenture) and
(ii) the increased accretion of the discount on the Taj Bonds as they approach maturity.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

  Net revenues were $517.2 million for the year ended December 31, 1994, an increase of $18.3 million or 3.7% from net revenues of $498.9 million for the year ended December 31, 1993.

  Gaming revenues, which comprise the major component of total revenues and consist of win from table games, poker, slot machines, horse race simulcasting and keno, were approximately $461.6 million in 1994, an increase of $19.5 million or 4.4% from gaming revenues of $442.1 million in 1993. The increase in gaming revenues occurred while the overall Atlantic City gaming industry experienced an increase in gaming revenue of 3.9%. These revenues represent a market share of the Atlantic City market of approximately 13.5% in each of 1994 and 1993, based on figures filed with the CCC.

  Table game win was approximately $184.7 million for the year ended December 31, 1994, an increase of $11.3 million or 6.5% from table game win of $173.4 million in 1993. Dollars wagered at table games was $1,125.0 million in 1994, an increase of $63.0 million or 5.9% from dollars wagered at table games of $1,062.0 million in 1993. Table win percentage (i.e., percentage of dollars wagered that were retained by Taj Associates) increased to 16.4% in 1994 from 16.3% in 1993.

  For the year ended December 31, 1994, slot win was approximately $257.9 million, a decrease of $2.4 million or 0.9% from slot win of $260.3 million in 1993. The decrease was largely due to a decrease in the slot win percentage. Slot win percentages were 8.8% in 1994 and 9.3% in 1993. Dollars wagered at slot machines were $2,940.1 million in 1994, an increase of $82.2 million or 2.9% from the dollars wagered at slot machines of $2,857.9 million in 1993. The decrease in slot win percentage and the increase in slot machine wagering is consistent with the industry trend in Atlantic City in recent years.

  In addition to table game and slot revenues, Taj Associates' newly opened keno room and expanded poker/simulcasting operations generated approximately $16.3 million of revenues from poker, $1.4 million of revenues from simulcasting and $1.3 million of revenues from keno in 1994 compared to approximately $7.5 million in poker revenue and $0.8 million in simulcasting revenue for the year ended December 31, 1993. poker/simulcasting operations commenced in June 1993 while keno operations commenced on June 15, 1994.

  Nongaming revenues consist primarily of room, food, beverage and entertainment revenues. Nongaming revenues were $117.7 million for the year ended December 31, 1994, an increase of $4.4 million or 3.9% from nongaming revenues of $113.3 million in 1993. This increase was attributable primarily to an increase in food and beverage revenue of approximately $2.1 million or 3.8%, and an increase in room revenue of approximately $1.2 million or 2.9%. Food and beverage revenue and room revenue were $58.0 million and $41.8 million, respectively, for the fiscal year ended December 31, 1994, an increase from food and beverage revenue and room revenue of $56.0 million and $40.7 million, respectively, in 1993. The increase in food and beverage revenue was partially attributable to the increase of the average food check to $11.68 in 1994 from $10.82 in 1993 and the increased banquet functions associated with gaming promotions. Room occupancy was 92.4% and 92.5% and the average room rate was $99.19 and $96.38 for the years ended December 31, 1994 and 1993, respectively.

  Promotional allowances were $62.2 million in 1994, an increase of $5.8 million from promotional allowances of $56.4 million in 1993. Promotional allowances were 10.7% of gross revenues in 1994 compared to 10.2% of gross revenues in 1993, reflecting the more aggressive marketing posture necessary in order to maintain or achieve increases in gaming revenues comparable to 1993.

  Gaming expenses were $260.5 million in 1994, an increase of $22.9 million or 9.6% from gaming expenses of $237.6 million in 1993, primarily due to increased marketing promotional costs directed at slot machine and table game play and operating expenses associated with the new or expanded games of poker, simulcasting and keno.

  During the year ended December 31, 1994, room expenses increased slightly and food and beverage expenses decreased slightly over the comparable period in 1993, reflecting continuing cost controls in this area. General and administrative expenses increased slightly, primarily due to costs associated with a settlement of outstanding litigation, offset by decreases in real property taxes resulting from settlement of appeals. Costs for settlement of litigation were approximately $3.7 million in 1994, an increase of $3.7 million or 100% from 1993. Real property taxes were $12.2 million in 1994, a decrease of approximately $4.9 million or 28.7% from real property taxes of $17.1 million for 1993. Were it not for these items, costs in this category would have increased approximately $2.0 million over the comparable period in 1993. Depreciation expense increased in 1994 compared to 1993 due to increased capital expenditures on replacement furniture, fixtures and equipment and the shorter lives associated therewith.

  Total operating expenses as a percentage of net revenue increased to 85.2% in 1994 from 83.1% in 1993.

  Interest expense was $115.3 million in 1994, an increase of $6.9 million from interest expense of $108.4 million in 1993. The increase is attributable to the increased amount of principal outstanding resulting from the issuance of the Taj Bonds to satisfy the Additional Amount (as defined), the increased accretion of discount on the Taj Bonds as they approach maturity and professional fees incurred during the first six months of 1994 related to the proposed recapitalization, which was not consummated.

  As a result of the foregoing factors, income from operations was $76.6 million in 1994, a decrease of $7.9 million or 9.3% from income from operations of $84.5 million in 1993.

  Taj Associates experienced a net loss of $36.7 million for 1994 as compared to a net loss of $22.5 million for 1993.

LIQUIDITY AND CAPITAL RESOURCES

 Trump Taj Mahal Associates and Trump Taj Mahal Funding, Inc.--

 Working Capital:

  Cash flow from operations and the funds available for borrowing under the Working Capital Facility provide Taj Associates with its ability to meet debt service obligations and capital expenditure programs with adequate operating liquidity. Cash flow from operating activities for the year ending December 31, 1995 was $62,899,000 compared with $33,422,000 in 1994, due primarily to the increase in gaming revenues. Cash flow from operating activities for the year ended December 31, 1994 was $33,422,000 compared with $48,634,000 in 1993, which is attributable primarily to the decrease in income from operations. Working capital grew by $21,899,000 to approximately $62,588,000 in 1995 from approximately $40,689,000 in 1994, due primarily to the increase in gaming revenues. From December 31, 1993 to December 31, 1994 working capital grew by $11,729,000 to approximately $40,689,000 in 1994 as the result of increases in cash, casino receivables, inventories and credits toward future property taxes.

  Pursuant to the terms of the Plan and the Indenture governing the Taj Bonds, Taj Associates may obtain a $25,000,000 Working Capital Facility, a $50,000,000 senior line of credit (the "Senior Line of Credit") and a $25,000,000 standby letter of credit (the "Standby Letter of Credit") secured by certain assets of Taj Associates, including the Taj Mahal, on a basis senior to the lien of the mortgage securing the Taj Bonds.

  On November 14, 1991, Taj Associates entered into a Working Capital Facility in the amount of $25,000,000, which is secured by a lien on Taj Associates assets senior to the lien of the Amended Mortgage securing the Taj Bonds. During 1995, no amounts were outstanding under the line. In September 1994, Taj Associates extended the maturity to November 1999, in consideration of modifications of the terms of the facility. Interest for borrowings under the Working Capital Facility accrues at the rate of prime plus 3% (11.5% at December 31, 1995) with a minimum interest rate of 0.666% per month, and is payable monthly. Amounts borrowed under the Working Capital Facility must be repaid by November 14, 1999. The Working Capital Facility also provides for fees applicable to the commitment, maintenance, and unused portions of the Working Capital Facility. To date, Taj Associates has not sought to obtain the Senior Line of Credit or the Standby Letter of Credit and there can be no assurances as to whether and on what terms Taj Associates could obtain the Senior Line of Credit or the Standby Line of Credit.

 Capital Expenditures:

  Capital expenditures totaled approximately $26,498,000, $23,030,000 and $16,752,000 in 1995, 1994 and 1993, respectively. Major 1995 capital expenditures included the replacement of slot machines, hotel room renovations, opening of the Dragon Room (an Asian themed table gaming area), new telephone reservation equipment, continued casino floor reconfiguration, carpet replacement, casino signage and limousine replacements. Major 1994 capital expenditures included the expansion of the poker room, the addition of the game of keno to the casino floor, relocation of the lobby cocktail lounge, construction of a new slot player's club, continued casino floor reconfiguration, purchase of new slot machines and hotel room renovations. Major 1993 capital expenditures included parking garage upgrades, restaurant and room renovations, carpet replacement, ongoing casino floor reconfiguration, including additional slot machines, completion of the Entertainment Complex and modification of existing space to accommodate the new games of horserace simulcasting and poker.

  Taj Associates' capital budget for fiscal 1996 is approximately $28,600,000 and will be financed from operations. The budget includes provisions for completion of hotel room renovations, completion of a program to replace all older slot machines, construction of a high end slot player gaming area and club, ongoing casino floor reconfiguration and limousine replacements. Taj Associates may be obligated to expend up to $30 million in improvements to the Steel Pier in order to maintain its CAFRA permit which is a condition to its casino license. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of these improvements for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions, most recently through March 1997, of the required commencement and completion dates of the improvements based upon the same interim use of the Steel Pier for an amusement park pursuant to a sublease with an amusement park operator. See "Properties--Casino Hotel Facility." In addition, Taj Associates may be obligated to comply with certain proposed regulations of the OSHA, if adopted, Taj Associates is unable to estimate the cost, if any, to Taj Associates of such compliance. See "Business--Narrative Description of the Business of Taj Associates--Gaming and Other Laws and Regulations--Other Laws and Regulations."

  Taj Associates' capital expenditures historically included a component to expand the facility as well as maintain its first class operation. Historically, amounts necessary to maintain the first class nature of the facility were approximately $6.4 million, $19.2 million and $24.0 million for the years ended 1993, 1994 and 1995, respectively. The capital budget for 1996 includes approximately $24.3 million to maintain Taj Associates' facilities.

 Debt Service:

  Interest on the Taj Bonds must be paid in cash at the rate of 9.375% payable semi-annually on May 15 and November 15 (the "Mandatory Cash Interest Amount"). Effective May 15, 1992 and annually thereafter, in addition to this Mandatory Cash Interest Amount, an additional amount of interest (the "Additional Amount") in cash or additional Taj Bonds or a combination thereof is payable equal to the difference between 11.35% of the outstanding principal amount of the Taj Bonds and the sum of the Mandatory Cash Interest Amount payable on that date and the immediately preceding November 15th. To the extent that there is excess available cash flow ("EACF") of Taj Associates, as defined in the Indenture, for the immediately preceding calendar year, Taj Funding will pay the Additional Amount in cash up to 10.28% and the balance thereof may be paid at the option of Taj Funding in cash or additional Units, provided that an equivalent amount of cash is used to purchase or redeem Units. Additional Taj Bonds issued on October 4, 1991 amounted to approximately $7,208,000. For the period from the issuance of the Taj Bonds, October 4, 1991, through December 31, 1992, there was no EACF. Accordingly, Taj Funding paid the Additional Amounts due May 15, 1993 and May 15, 1992 through the issuance of approximately $14,579,000 and $8,844,000, respectively, in additional Taj Bonds. Of the $14,870,000 Additional Amount due May 15, 1994, $2,621,000 was paid in cash and the $12,249,000 balance in Taj Bonds. Of the $15,112,000 Additional Amount due May 15, 1995, Taj Funding satisfied the obligation entirely through the issuance of Taj Bonds. Taj Holding satisfied its cash interest obligations due in 1995 (including the Mandatory Cash Interest Amount) with cash flow from operations. Management believes that it will satisfy its cash interest obligations due in 1996 (including the Mandatory Cash Interest Amount) with cash flow from operations.

  Interest expense for the years ended December 31, 1993, 1994 and 1995 consisted of the following (in thousands):

                                                       1993     1994     1995
                                                     -------- -------- --------
Minimum cash interest expense:
  Taj Bonds......................................... $ 70,070 $ 71,300 $ 72,616
  Bank loan.........................................    4,765    4,299    4,281
  Working Capital Facility fees.....................      180      415      315
  Other, including refinancing costs................    1,097    3,409    3,056
                                                     -------- -------- --------
                                                       76,112   79,423   80,268
                                                     -------- -------- --------
Additional Amount...................................   14,759   15,021   15,298
                                                     -------- -------- --------
Accretion of discount:
  Taj Bonds.........................................   15,745   18,820   22,494
  Guarantee of Affiliate Debt.......................    1,763    2,047    2,375
                                                     -------- -------- --------
                                                       17,508   20,867   24,869
                                                     -------- -------- --------
    Total interest expense.......................... $108,379 $115,311 $120,435
                                                     ======== ======== ========

  Taj Associates remains a highly leveraged enterprise with total borrowings as of December 31, 1995 in the amount of $826,215,000. Net of an unamortized discount on the Taj Bonds in the amount of $131,103,000 and current maturities of $920,000, the net long term indebtedness is approximately $694,192,000. Assuming industry conditions do not deteriorate substantially, Taj Associates believes that, as a result of cash provided from operations, together with its current cash and cash investment balance and funds available from the Working Capital Facility, it will have sufficient cash flow for the next twelve months to meet its debt service requirements and capital expenditure program.

 Taj Mahal Holding Corp. and Subsidiary--

  Taj Holding's sole source of liquidity is from distributions from Taj Associates. As of December 31, 1995, Taj Holding did not have any long or short-term indebtedness, and is not anticipated to have any in the near future.

  The Partnership Agreement provides that Taj Associates shall make distributions (i) at the direction of TM/GP, a wholly-owned subsidiary of Taj Holding, and (ii) to each partner to enable such partner to pay its taxes arising out of its interest in the partnership ("Tax Distributions"). In addition, the Partnership Agreement requires Taj Associates to distribute to TM/GP ("Expense Distributions") amounts necessary to permit TM/GP or Taj Holding (a) to make payments (generally for indemnification of officers and directors) that TM/GP or Taj Holding are required to make pursuant to the terms of TM/GP's Certificate of Incorporation and Taj Holding's Certificate of Incorporation, (b) to pay fees to Directors (including fees for serving on a committee), (c) to pay all other expenses of TM/GP and Taj Holding, and (d) to permit Taj Holding to redeem the Taj Holding Class B Common Stock when required to make such a redemption pursuant to the terms of its Certificate of Incorporation.

  For the years ended December 31, 1993, 1994 and 1995, Taj Holding received distributions from Taj Associates of approximately $1,733,000, $2,171,000, and $1,554,000, respectively.

  The Indenture prohibits Taj Associates from making any distributions other than Tax Distributions and Expense Distributions during such time as the Taj Bonds are outstanding.

  Taj Holding's Certificate of Incorporation requires Taj Holding to redeem each outstanding share of Taj Holding Class B Common Stock at a redemption price of $.50 per share (adjusted to reflect stock splits, combinations and dividends since the original date of issuance) at such time as the principal amount of the Taj Bonds with respect to which such share was issued is redeemed, defeased, or paid in full.

  Pursuant to the Stock Issuance Agreement entered into as of October 4, 1991 (the "Stock Issuance Agreement"), Taj Holding has agreed to issue and deliver to Taj Funding such number of additional shares of Taj Holding Class B Common Stock as Taj Funding may request to enable Taj Funding to pay interest on the Taj Bonds in the form of additional Units in accordance with the terms of the Indenture. In accordance with the Stock Issuance Agreement, Taj Holding issued an additional 8,844 shares of Taj Holding Class B Common Stock on May 15, 1992, 14,579 additional shares of Taj Holding Class B Common Stock on May 15, 1993, and 12,249 shares of Taj Holding Class B Common Stock on May 15, 1994. Taj Holding also issued an additional 15,112 shares of Taj Holding Class B Common Stock on May 15, 1995.

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity at the Taj Mahal occurring during the period from May through September. Consequently, Taj Associates' operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September. See "Business--General Description of Business-- Seasonal Factors and Atlantic City Infrastructure."

INFLATION

  There was no significant impact on Taj Associates' operations as a result of inflation during 1993, 1994 or 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the financial statements and the financial statement schedules included below in this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

 Taj Mahal Holding Corp.

  Taj Holding is the sole holder of TM/GP's capital stock which consists solely of Class B Common Stock, par value $.01 per share (the "TM/GP Class B Common Stock") and Class C Common Stock, par value $.01 per share (the "TM/GP Class C Common Stock"). Pursuant to the Taj Holding Certificate of Incorporation, the Class B Directors of Taj Holding and the Class C Directors of Taj Holding vote the TM/GP Class B Common Stock and the TM/GP Class C Common Stock, respectively.

  The Board of Directors of Taj Holding consists of the four TM/GP Class B Directors and five TM/GP Class C Directors. The holders of the Taj Holding Class B Common Stock elect the four Class B Directors of Taj Holding who, pursuant to the Taj Holding Certificate of Incorporation are required to vote the TM/GP Class B Common Stock to elect themselves as the four Class B Directors of TM/GP. Similarly, Mr. Trump, the holder of the Taj Holding Class C Common Stock, elects the five Class C Directors of Taj Holding, who, pursuant to the Taj Holding Certificate of Incorporation are required to vote the TM/GP Class C Common Stock to elect themselves as the five Class C Directors of TM/GP. Any change in the composition of the Board of Directors of Taj Holding will result in a concomitant change in the Board of Directors of TM/GP. The Board of Directors of Taj Holding does not have a nominating or compensation committee or any committees performing similar functions. Mr. Trump serves as Chairman of the Board, President and Treasurer of Taj Holding. Nicholas F. Moles serves as Taj Holding's Secretary. The officers of Taj Holding serve at the pleasure of the Board of Directors of Taj Holding.

 Trump Taj Mahal Associates

  All decisions affecting the business and affairs of Taj Associates, including the operation of the Taj Mahal, are determined by TM/GP, the managing general partner of Taj Associates. The Board of Directors of TM/GP is comprised of nine directors; which currently consists of four TM/GP Class B Directors and five TM/GP Class C Directors. The TM/GP Class C Directors are elected indirectly by Mr. Trump and the TM/GP Class B Directors are elected indirectly by the holders of the Taj Bonds. See "Business--General Development of Business--Control of Taj Holding and Taj Associates" above.

  Mr. Trump, Nicholas L. Ribis, Robert M. Pickus, Steven R. Busch and John P. Burke currently serve as TM/GP Class C Directors, and Harold First, John K. Kelly, Robert J. McGuire and Roy E. Posner currently serve as the TM/GP Class B Directors. TM/GP has an Audit Committee on which one TM/GP Class C Director, John P. Burke, serves with two TM/GP Class B Directors, Harold First and Robert J. McGuire, appointed thereto in accordance with the requirements of the CCC. The Audit Committee reviews certain matters of policy, purpose, responsibility and authority and makes recommendations with respect thereto on the basis of reports to it from Taj Mahal's Surveillance and Internal Audit Departments, both of which report directly to the Audit Committee. The Surveillance Department is responsible for the surveillance, detection, and video-taping of unusual and illegal activities on the casino floor and money-handling areas. The Internal Audit Department is responsible for the review of, reporting instances of noncompliance with, and recommending procedures to eliminate weakness in, and improve internal controls. The Audit Committee reviews and satisfies itself as to the adequacy of the structure of the Taj Mahal's financial organization and the proper implementation of the financial and accounting policies of Taj Associates. The Audit Committee reviews with Taj Associates' outside auditors the scope of the audit prior to its commencement and the results of the examination.

 Trump Taj Mahal Funding, Inc.

  The sole director of Taj Funding is Mr. Trump. Mr. Trump is the sole director and serves as Chairman of the Board, President and Treasurer of Taj Funding. Nicholas L. Ribis serves as Taj Funding's Vice President.

DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth certain information concerning each of Taj Associates, Taj Funding and Taj Holding's directors and executive officers:

                         AGE                           POSITION
                         ---                           --------
Donald J. Trump.........  49 Mr. Trump has been Chairman of the Board and a Class C
                              Director of Taj Holding and TM/GP since October 1991;
                              President and Treasurer of Taj Holding since March 4, 1991;
                              Chairman of the Board of Directors, President and Treasurer
                              of Taj Funding and TTMI since June 1988; sole director,
                              President and Treasurer of Trump Corp. since March 1991;
                              Chairman of the Executive Committee of Taj Associates from
                              June 1988 to October 1991; and President and director of
                              Realty Corp. since May 1986. Mr. Trump has been Chairman of the Board of THCR and Trump Hotels & Casino Resorts
                              Funding, Inc. ("THCR Funding") since their formation in
                              1995. Mr. Trump is also Chairman of the Board of Directors,
                              President and Treasurer of Trump Plaza Funding, Inc.
                              ("Plaza Funding") and the managing general partner of Trump
                              Plaza Associates ("TPA"). Mr. Trump was a 50% shareholder,
                              Chairman of the Board of Directors, President and Treasurer
                              of Trump Plaza GP and the managing general partner of TPA
                              prior to its merger into Plaza Funding in June in June
                              1993. Mr. Trump was Chairman of the Executive Committee and
                              President of TPA from May 1986 to May 1992 and was a
                              general partner of TPA until June 1993. Mr. Trump has been a director and President of Trump Plaza Holding, Inc.
                              ("Plaza Holding Inc.") since February 1993 and was a
                              partner in Trump AC (formerly Trump Plaza Holding
                              Associates) from February 1993 until June 1995. Mr. Trump
                              has been Chairman of the Board of Directors of Trump AC
                              Funding since its formation in January 1996. Mr. Trump has been Chairman of the Board of Partner Representatives of
                              TCA, the partnership that owns Trump's Castle, since May
                              1992; and was Chairman of the Executive Committee of TCA
                              from June 1985 to May 1992. In addition, Mr. Trump is the
                              managing general partner of TCA. Mr. Trump has been the
                              sole director of Trump Indiana, Inc. ("Trump Indiana")
                              since its formation. Mr. Trump is also the President of the
                              Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing
                              and managing real estate properties for more than the past five years. Mr. Trump was a member of the Board of
                              Directors of Alexander's Inc. from 1987 to March 1992.
Nicholas L. Ribis.......  51 Mr. Ribis has been a Class C Director of TM/GP and Taj
                              Holding since October 1991 and was a Vice President of
                              TM/GP and Taj Holding from October 1991 until June 1995;
                              Chief Executive Officer of Taj Associates since February
                              1991; Vice President of Taj Funding since September 1991;
                              Vice President of TTMI since February 1991 and Secretary of
                              TTMI since September 1991; Director of Realty Corp. since
                              October 1991; and a member of the Executive Committee of
                              Taj Associates from April 1991 to October 1991. Mr. Ribis
                              has been Chief Executive Officer, President and director of
                              Trump AC Funding since its formation in January 1996. Mr.
                              Ribis has been President, Chief Executive Officer, Chief
                              Financial Officer, and a director of THCR, THCR Holdings
                              and THCR Funding since their formation in 1995. Mr. Ribis
                              has been the Chief Executive Officer of TPA since February
                              1991, was President from April 1994 to February 1995, and
                              was a member of the Executive Committee of TPA from April
                              1991to May 29, 1992 and

                         AGE                           POSITION
                         ---                           --------
                              was a director and Vice President of Trump Plaza GP from
                              May 1992 until its merger into Plaza Funding in June 1993.
                              Mr. Ribis has been Vice President of Plaza Funding since
                              February 1995 and Vice President of Plaza Holding Inc.since
                              February 1995. Mr. Ribis has served as a director of Plaza
                              Holding Inc. since June 1993 and of Plaza Funding since
                              July 1993. He has also been Chief Executive Officer of TCA since March 1991; member of the Executive Committee of TCA from April 1991 to May 1992; member of the Board of Partner
                              Representatives of TCA since May 1992; and has served as
                              the Vice President and Assistant Secretary of Trump's
                              Castle Hotel & Casino, Inc. an entity beneficially owned by
                              Mr. Trump, since December 1993 and January 1991,
                              respectively. Mr. Ribis has served as Vice President of
                              TC/GP, Inc. since December 1993 and had served as Secretary of TC/GP, Inc. from November 1991 to May 1992. Mr. Ribis
                              has been Vice President of Trump Corp. since September
                              1991. Mr. Ribis has been the President and Chief Executive
                              Officer of Trump Indiana since its formation. From January
                              1993 to January 1995 Mr. Ribis served as the Chairman of
                              the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993.
                              From January 1980 to January 1991, Mr. Ribis was Senior
                              Partner in, and from February 1991 to December 1995 was
                              Counsel to, the law firm of Ribis, Graham & Curtin (now
                              practicing at Graham, Curtin & Sheridan), which serves as
                              New Jersey legal counsel to all of the above-named
                              companies and certain of their affiliated entities.
John P. Burke...........  48 Mr. Burke has been a Class C Director of TM/GP and Taj
                              Holding since October 1991 and was Vice President of TM/GP from October 1991 until June 1995. Mr. Burke has been
                              Senior Vice President of Corporate Finance of THCR, THCR
                              Holdings and THCR Funding since January 1996 and has been
                              the Corporate Treasurer of THCR, THCR Holdings and THCR
                              Funding since their formation in 1995. He has also been
                              Corporate Treasurer of TPA and Taj Associates since October
                              1991. Mr. Burke has been Treasurer of Trump AC Funding
                              since its formation in January 1996. Mr. Burke has been the
                              Corporate Treasurer of TCA since October 1991, the Vice
                              President of TCA, Trump's Castle Funding, Inc., TC/GP, Inc.
                              and Trump's Castle Hotel & Casino, Inc. since December
                              1993, and the Vice President-Finance of The Trump
                              Organization since September 1990. Mr. Burke has been the
                              Treasurer of Trump Indiana since its formation. Mr. Burke
                              was an Executive Vice President and Chief Administrative
                              Officer of Imperial Corporation of America from April 1989 through September 1990.
Steven R. Busch.........  50 Mr. Busch has been a Class C Director of TM/GP and Taj
                              Holding since January 1995. Since May 1994, Mr. Busch has
                              been an independent economic and financial consultant. From
                              March 1989 to April 1994, Mr. Busch was an Executive Vice
                              President of Shearson Lehman Brothers Inc. and Senior Vice
                              President & Senior Credit Officer, Boston Safe Deposit and
                              Trust Company (an affiliate of Shearson Lehman Brothers
                              Inc.).

                         AGE                           POSITION
                         ---                           --------
Robert M. Pickus........  41 Mr. Pickus has been Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995,
                              and a Class C Director of Taj Holding and TM/GP since
                              November 1995. Mr. Pickus has been Executive Vice President and Secretary of THCR since its formation in 1995. He has
                              also been the Executive Vice President of Corporate and
                              Legal Affairs of TPA since February 1995. From December
                              1993 to February 1995, Mr. Pickus was the Senior Vice
                              President and General Counsel of TPA and, since April 1994, he has been the Vice President and Assistant Secretary of
                              Plaza Funding and Assistant Secretary of Plaza Holding Inc.
                              Mr. Pickus has been Secretary and Director of Trump AC
                              Funding since its formation in January 1996. He was the
                              Senior Vice President and Secretary of Trump's Castle
                              Funding, Inc. from June 1988 to December 1993 and General
                              Counsel of TCA from June 1985 to December 1993. Mr. Pickus was also Secretary of Trump's Castle Hotel & Casino, Inc., an entity beneficially owned by Trump, from October 1991
                              until December 1993. Mr. Pickus has been the Executive Vice
                              President of Corporate and Legal Affairs of TCA since
                              February 1995 and a member of the Board of Partner
                              Representatives of TCA since October 1995. Mr. Pickus has
                              been the Executive Vice President and Secretary of Trump
                              Indiana since its formation.
Harold First............  59 Mr. First has been a Class B Director of TM/GP and Taj
                              Holding since October 1991. Mr. First was a Director of
                              Trans World Airlines, Inc., from December 1990 through
                              January 1993; Director of ACF Industries, Inc., from
                              February 1991 through December 1992; Vice Chairman of the
                              Board of Directors of American Property Investors, Inc.,
                              the general partner of American Real Estate Partners, L.P., from March 1991 through December 1992; Member of the Board of Directors of Realty Corp. since October 1991; Member of
                              Supervisory Board of Directors of Memorex Telex N.V. since
                              February 1992; member of Board of Directors of Cadus
                              Pharmaceutical Corporation since April 1995; member of
                              Board of Directors of Tel-Save Holdings, Inc. since
                              September 1995; and Chief Financial Officer of Icahn
                              Holding Corporation and related entities from December 1990 through December 1992. Since January 1993, Mr. First has
                              been employed as an independent financial consultant.
John K. Kelly...........  46 Mr. Kelly has been a Class B Director of TM/GP and Taj
                              Holding and a director of Realty Corp. since October 1991.
                              Mr. Kelly has been Senior Vice President/General Counsel of
                              Ocean Federal Savings Bank, a federally chartered mutual
                              savings bank, since April 1988.
Robert J. McGuire.......  59 Mr. McGuire has been a Class B Director of TM/GP and Taj
                              Holding since October 1991. Mr. McGuire has been President of Knoll Associates, a management consulting firm, since
                              1989, Director of Emigrant Savings Bank since 1988 and a
                              Director of GTI Holding Corp. since 1989.

                         AGE                           POSITION
                         ---                           --------
Roy E. Posner...........  62 Mr. Posner has been a Class B Director of TM/GP and Taj
                              Holding since October 1991. Mr. Posner has been Senior Vice
                              President and Chief Financial Officer of the Loews
                              Corporation since 1986, and was a Member of the Board of
                              Directors of Bulova Systems and Instruments Corp. from 1979 to January 1995.
R. Bruce McKee..........  50 Mr. McKee has been acting Chief Operating Officer of Taj
                              Associates since October 1995; Senior Vice President,
                              Finance of Taj Associates since July 1993; Vice President,
                              Finance of Taj Associates from September 1990 through June
                              1993; Assistant Treasurer of Taj Funding, TM/GP, Taj
                              Holding, Realty Corp., Trump Corp. and TTMI since October
                              1991; Vice President of Finance of Elsinore Shore
                              Associates, the owner and operator of the Atlantis Casino
                              Hotel, Atlantic City, from April 1984 to September 1990;
                              and Treasurer of Elsinore Finance Corp., Elsinore of
                              Atlantic City and Elsub Corp. from June 1986 to September
                              1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.
Nicholas F. Moles.......  42 Mr. Moles has been Assistant Secretary of Taj Holding and
                              TM/GP from October 1991 to February 1995; Secretary of Taj
                              Holding and TM/GP since February 1995; General Counsel of
                              Taj Associates since June 1993 and Senior Vice President,
                              Law of Taj Associates from January 1989 through June 1993;
                              Assistant Secretary of Taj Funding since September 1991 and
                              Assistant Secretary of TTMI since January 1989. From May
                              1986 to May 1988, Mr. Moles was General Counsel of TPA and
                              was Vice President and General Counsel of TPA from May 1988 to December 1988. Mr. Moles was Vice President and General
                              Counsel of Elsinore Shore Associates from May 1985 to May
                              1986 and was Director and Assistant Secretary of Elsinore
                              Finance Corporation from November 1985 to May 1986.
Larry W. Clark..........  50 Mr. Clark has been Executive Vice President, Casino
                              Operations of Taj Associates since November 1991; Senior
                              Vice President, Casino Operations of Taj Associates from
                              May 1991 to November 1991; Vice President, Casino
                              Administration of Taj Associates from April 1991 to May
                              1991 and from January 1990 to November 1990; Vice
                              President, Casino Operations, Dunes Hotel & Country Club
                              from November 1990 to April 1991; and was Director of
                              Casino Marketing and Vice President, Casino Operations,
                              Showboat Hotel & Casino from November 1988 to January 1990.
Rodolfo E. Prieto.......  52 Mr. Prieto has been Executive Vice President, Operations of
                              Taj Associates since December 1995. Prior to joining the
                              Taj Mahal, Mr. Prieto was Executive Vice President and
                              Chief Operating Officer for Elsinore Corporation from May
                              1995 to November 1995; Senior Vice President in charge of
                              the development of the Mojave Valley Resort for Elsinore
                              Corporation from December 1994 to April 1995 and Executive
                              Vice President and Assistant General Manager for the
                              Tropicana Resort and Casino from May 1988 to November 1994.
Nicholas J. Niglio......  49 Mr. Niglio has been Senior Vice President, Casino Marketing of Taj Associates since November 1995. From February 1995
                              to October 1995, Mr. Niglio was Vice President,
                              International Marketing of Taj

                         AGE                           POSITION
                         ---                           --------
                              Associates. Prior to joining Taj Associates, Mr. Niglio was
                              Executive Vice President of International Marketing/Player
                              Development for TCA from 1993 until February 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesars World Marketing Corporation from 1991 until
                              1993. Prior to that he served as Vice President-Casino
                              Manager Caesars World Marketing Corporation from 1991 until
                              1993.
Walter Kohiross.........  54 Mr. Kohlross has been Senior Vice President, Food & Beverage of Taj Associates since June 1992 and Vice President
                              International Marketing from June 1993 through October
                              1995; Vice President, Hotel Operations of Taj Associates
                              from June 1991 to June 1992 and was Vice President, Food &
                              Beverage of Taj Associates from 1988 to June 1991.
Richard D. Kline........  52 Mr. Kline has been Senior Vice President, Hotel Operations of Taj Associates since September 1994; Vice President,
                              Hotel Operations of Taj Associates from June 1993 to August
                              1994, and was Vice President, Property Management of Taj
                              Associates from February 1992 to June 1993. From July 1966 to January 1992, Mr. Kline held a variety of command and
                              staff positions in the United States Army, and retired with the rank of Colonel.


  The employees of Taj Associates serve at the pleasure of the Board of Directors of TM/GP subject to any contractual rights contained in any employment agreement. The officers of Taj Funding serve at the pleasure of Mr. Trump, the sole director of Taj Funding.

  All of the persons listed above are citizens of the United States of America. Donald J. Trump, Nicholas L. Ribis, John P. Burke, R. Bruce McKee, Nicholas F. Moles, Larry W. Clark and Walter Kohlross served as either executive officers and/or directors of Taj Funding, Taj Associates, Trump Corp., or TTMI, when such parties filed their petition under chapter 11 of title 11 of the United States Code ("Chapter 11") on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas L. Ribis, and John P. Burke served as executive committee members, officers, and/or directors of TPA and its affiliated entities, at the time such parties filed a petition for reorganization under Chapter 11 on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and declared effective on May 29, 1992. Mr. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus served as either executive officers and/or directors of TCA and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Mr. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 on November 2, 1992. The Plan of Reorganization was confirmed on December 11, 1992 and declared effective in January 1993. Rodolfo E. Prieto was an Executive Vice President and the Chief Operating Officer for Elsinore Corporation when it filed a petition for reorganization under Chapter 11 of the Bankruptcy code on October 31, 1995. Elsinore Corporation filed a Plan of Reorganization on February 28, 1996.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION

  Taj Funding and Taj Holding do not pay any cash compensation to their executive officers for serving as such and do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans. The executive officers of Taj Funding and Taj Holding, other than Mr. Trump, are also employees of Taj Associates and are compensated by Taj Associates. See "Compensation of Directors" below.

  The following table sets forth compensation paid or accrued during 1995, and paid by Taj Associates to the Chief Executive Officer of Taj Funding and Taj Holding (Mr. Trump), the Chief Executive Officer of Taj Associates (Mr. Ribis) and each of the next three highest paid executive officers of Taj Associates for the year ended December 31, 1995, including one additional individual who would have been among the next three highest paid executive officers but for the fact that his employment was terminated in 1995. Compensation is generally recorded in the period it is accrued. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

NAME AND PRINCIPAL POSITION
         WITH TAJ
   FUNDING, TAJ HOLDING      ANNUAL                       OTHER ANNUAL    ALL OTHER
    AND TAJ ASSOCIATES        YEAR    SALARY    BONUS   COMPENSATION (2) COMPENSATION
---------------------------  ------ ---------- -------- ---------------- ------------
Donald J. Trump(1).......     1995         --       --           --       $1,743,000(3)
 Chairman of the Board,
  President &                 1994         --       --           --        1,353,000(3)
 Treasurer of Taj Holding     1993         --       --           --        1,566,000(3)
  and Taj Funding
Nicholas L. Ribis(4).....     1995  $  543,081      --           --              --
 Vice President of Taj
  Funding and Chief           1994     622,083      --           --              --
 Executive Officer of Taj     1993     350,253 $250,000     $113,997             --
  Associates
R. Bruce McKee...........     1995  $  188,862 $292,756          --       $    3,567(5)
 Acting Chief Operating
  Officer, Chief              1994     172,703   94,500          --            3,250(5)
 Financial Officer and        1993     130,539   49,500          --            2,468(5)
 Senior Vice President of
 Finance of Taj
 Associates
Larry W. Clark...........     1995  $  276,611 $124,200          --       $    3,696(5)
 Executive Vice
  President, Casino
  Operations                  1994     261,554   97,500          --            4,620(5)
 of Taj Associates            1993     263,521   97,500          --            4,375(5)
Nicholas J. Niglio(6)....     1995  $  228,792 $100,236          --       $    3,696(5)
 Senior Vice President
  Casino Marketing of         1994         --       --           --              --
 Taj Associates               1993         --       --           --              --
Dennis C. Gomes (7)......     1995  $1,582,614      --           --              --
                              1994   1,541,614      --           --              --
                              1993   1,116,988  860,000          --              --

--------
(1) Mr. Trump performs functions similar to those of a chief executive officer.
(2) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes. Following SEC rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total of salary and bonus for such executive officers.
(3) The amounts listed represent amounts paid to Mr. Trump pursuant to the Taj Services Agreement. See "--Compensation Committee Interlocks and Insider Participation--Certain Related Party Transactions of Trump." Trump is not an employee of Taj Associates.

(4) Mr. Ribis devotes approximately one-quarter of his professional time to the affairs of Taj Associates. See "--Employment Agreements."
(5) Represents vested and unvested contributions made by Taj Associates under the Trump Taj Mahal Hotel & Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation, plus Taj Associates' contributions equaling 50% of the first 4% of each participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.
(6) Mr. Niglio's employment with Taj Associates commenced on February 6, 1995.
(7) Former Vice President of Taj Holding, director of Taj Holding and TM/GP and Chief Operating Officer of Taj Associates. Mr. Gomes's employment was terminated on October 3, 1995.

EMPLOYMENT AGREEMENTS

  Taj Associates has an employment agreement with Nicholas L. Ribis (the "Ribis Taj Agreement") pursuant to which Mr. Ribis acts as Chief Executive Officer of Taj Associates, the term of which expires on September 25, 1996. Mr. Ribis received a $250,000 signing bonus. Pursuant to the terms of the Ribis Taj Agreement, in the event that Taj Associates, or any entity which acquires substantially all of Taj Associates, proposes to engage in an offering of common shares to the public, Taj Associates and Mr. Ribis will negotiate new compensation arrangements to include equity participation for Mr. Ribis. Taj Associates may at any time terminate Mr. Ribis's employment for "cause," which is defined in the Ribis Taj Agreement as Mr. Ribis's (i) conviction of a felony or (ii) revocation or termination of his casino key employee license issued by the CCC. Pursuant to the Ribis Taj Agreement, Mr. Ribis has agreed that upon termination of his employment for cause by Taj Associates or voluntarily by Mr. Ribis (other than following a material breach of the agreement by Taj Associates), he would not engage in employment for or on behalf of any other casino hotel located in Atlantic City for the lesser of one year or the period then remaining in the term of the agreement, provided that this covenant not to compete shall not be applicable in the case there is a public offering of common shares and Mr. Ribis voluntarily terminates his employment as the result of his and Taj Associates' failure to negotiate mutually satisfactory compensation arrangements. Taj Associates and Mr. Ribis expect to amend the Ribis Taj Agreement, retroactive to June 12, 1995, pursuant to which, among other things, Mr. Ribis's annual salary will change from $550,000 (with annual increases of 10% on each anniversary) to $499,125. Mr. Ribis also acts as President, Chief Executive Officer and Chief Financial Officer of THCR and THCR Holdings, Chief Executive Officer of TCA and TPA, the partnerships that own Trump's Castle and Trump Plaza, and receives additional compensation from such entities. Mr. Ribis devotes approximately one-quarter of his professional time to the affairs of Taj Associates.

  Taj Associates has an employment agreement with R. Bruce McKee (the "McKee Agreement") pursuant to which he serves as Senior Vice President and Chief Financial Officer of Taj Associates. The McKee Agreement, which expires on September 30, 1997, provides for an annual salary of $175,000, a guaranteed bonus of $25,000, and is terminable by Mr. McKee on each anniversary date of the agreement. Mr. McKee will further be considered for additional bonus compensation at Taj Associates' sole discretion. Factors considered by Taj Associates in the awarding of all discretionary bonuses generally are the attainment by Taj Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

  Taj Associates has an employment agreement with Larry W. Clark (the "Clark Agreement"), pursuant to which he serves as Executive Vice President--Casino Operations of Taj Associates. The Clark Agreement, which expires on November 30, 1997, provides for an annual salary of $300,000 and, in addition, a minimum guaranteed bonus of at least $124,200 per annum. Pursuant to the Clark Agreement, Mr. Clark has agreed that in the event the agreement is terminated by him for any reason or by Taj Associates for cause, he would not engage in employment for or on behalf of any other casino hotel located in Atlantic City for a period of one year.

  Taj Associates has an employment agreement with Nicholas J. Niglio (the "Niglio Agreement") which was assigned to Taj Associates by TCA on February 6, 1995, pursuant to which he serves as Senior Vice President,

Casino Marketing of Taj Associates. The Niglio Agreement, which expires on December 31, 1996, provides for an annual salary of $250,000 and an annual bonus at the sole discretion of Taj Associates. Pursuant to the Niglio Agreement, Mr. Niglio has agreed that upon termination of his employment he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he had developed during his employment with Taj Associates for a period of ninety days. Mr. Niglio previously served as Executive Vice President of TCA.

  Taj Associates may terminate the employment agreements of Messrs. Clark, McKee and Niglio in its sole discretion, without cause. If Mr. Clark's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Clark the greater of one year's salary or his salary for the number of months remaining in the agreement, each at his then current salary. If Mr. McKee's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. McKee an amount equal to one year's then current salary. If Mr. Niglio's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Niglio the lesser of three month's salary or his salary for the number of months remaining in the agreement, each at his then current salary. Taj Associates may also terminate the McKee Agreement, the Clark Agreement and the Niglio Agreement
(a) in the event that the CCC license of Mr. McKee, Mr. Clark or Mr. Niglio, respectively, is revoked or terminated or (b) for "cause," which is defined in each of the agreements as (i) a material breach of the agreement or of any employee conduct rules, (ii) dishonesty, (iii) intentional refusal to perform duties or to properly perform them upon notice, (iv) alcohol or drug abuse or
(v) disability or death.

  Taj Associates entered into a severance agreement with Nicholas F. Moles (the "Moles Agreement") on August 11, 1994. The Moles Agreement provides that upon Mr. Moles' termination other than for "cause," loss of his casino key employee license from the CCC or voluntary resignation, Taj Associates will pay Mr. Moles a severance payment equal to the amount of his salary at its then current rate for the period of one year. The Moles Agreement defines "cause" as Mr. Moles' (i) material breach of the agreement or of any employee conduct rules, (ii) dishonesty, (iii) intentional refusal to perform his duties or to properly perform them upon notice, (iv) alcohol or drug abuse or
(v) disability or death.

  Taj Associates had an employment agreement with Dennis C. Gomes, pursuant to which Mr. Gomes served as President and Chief Operating Officer of Taj Associates. The agreement provided for an annual salary of $1,500,000, and annual increases of 10% on each anniversary. Mr. Gomes received a signing bonus of $600,000. On September 19, 1995, pursuant to the terms of the employment agreement, Mr. Gomes terminated his employment agreement as President and Chief Operating Officer of Taj Associates and continued to serve in that position as an employee-at-will. On October 3, 1995, the Board of Directors of TM/GP terminated Mr. Gomes from his position as President and Chief Operating Officer of Taj Associates and Vice President of Taj Holding. On that same date, Trump, the holder of Taj Holding Class C Common Stock terminated Mr. Gomes as a Class C Director of TM/GP and Taj Holding. Mr. Gomes did not receive any severance compensation in connection with his termination.

COMPENSATION OF DIRECTORS

  Taj Funding's sole director is not an employee of Taj Associates, nor is he compensated for serving as a director of Taj Funding.

  The directors of Taj Holding are compensated as follows: (i) each Taj Holding Class B Directors is paid $60,000 per year plus $4,000 for each meeting of the Board of Directors attended; provided, however, that the total fees received by any Taj Holding Class B Director in any single calendar year may not exceed $90,000 except under unusual circumstances not anticipated to occur; (ii) Mr. Trump is not paid any fee for serving as a Taj Holding Class C Director; and (iii) each Taj Holding Class C Director other than Mr. Trump is paid a fee of $30,000 per year plus $2,000 for each meeting of the Board of Directors attended (which meeting fee was waived for a portion of 1994 and 1995 for all Taj Holding Class C Directors who are employees of Taj Holding and its affiliates); provided, however, that the total fees received by any Taj Holding Class C Director in any single calendar year may not exceed $45,000, except under unusual circumstances not anticipated to occur. All directors receive reasonable expenses of attendance for each meeting attended. In addition, members of the TM/GP Audit Committee are compensated as follows: each member selected by Taj Holding Class B Directors receives $2,000 per meeting attended and each member selected by the Taj Holding Class C Directors receives $1,000 per meeting attended. A total of $396,000 and $49,500 in directors' fees and committee fees was paid to Taj Holding Class B Directors and Taj Holding Class C Directors, respectively, in the fiscal year ended December 31, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of Taj Associates is determined by the Board of Directors of Taj Holding and TM/GP. No officer or employee of Taj Associates other than Mr. Ribis who serves on the Board of Directors of Taj Holding and TM/GP, participated in the deliberations concerning executive compensation.

  Certain Related Party Transactions of Trump. On January 8, 1996, as an inducement for Taj Holding, THCR and Merger Sub to enter into the Merger Agreement, Mr. Trump agreed to vote, or cause to be voted, all shares of Taj Holding Class C Common Stock beneficially owned by Mr. Trump in favor of the approval and adoption of the Merger Agreement.

  Taj Associates has entered into a lease with The Trump-Equitable Fifth Avenue Co., a corporation wholly owned by Mr. Trump, for the lease of office space in The Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

  The Specified Parcels are currently leased by Taj Associates from Realty Corp. for approximately $3.3 million per year. Realty Corp. has outstanding indebtedness of approximately $78 million owing to First Fidelity Bank, National Association (now known as First Union National Bank) ("First Fidelity") (the "First Fidelity Loan") which is due November 15, 1999. The First Fidelity Loan is currently secured by a mortgage on the Specified Parcels, and Taj Associates has previously guaranteed the repayment of the First Fidelity Loan up to a maximum of $30 million. Mr. Trump has also previously personally guaranteed (up to a maximum of approximately $19.2 million), and pledged his direct and indirect equity interests in Taj Associates as collateral for, the First Fidelity Loan. As mortgagee, First Fidelity has the right to terminate the lease on the Specified Parcels under certain circumstances. In order to secure future use of the Specified Parcels and eliminate all future lease payments on the Specified Parcels, Taj Associates expects to satisfy the First Fidelity Loan upon consummation of the Merger Transaction through the payment of $50 million in cash and 500,000 shares of THCR Common Stock and purchase the Specified Parcels from Realty Corp. for ten dollars by exercising a purchase option with respect to the Specified Parcels. Upon consummation of the purchase of the Specified Parcels,
(i) the lease relating to the Specified Parcels will be terminated, thus eliminating Taj Associates' rental obligations thereunder; (ii) the $30 million guaranty by Taj Associates of the First Fidelity Loan will be released; and (iii) Trump's guaranty of such indebtedness will be released and First Fidelity will relinquish its lien on Trump's direct and indirect equity interests in Taj Associates.

  Taj Associates and Mr. Trump have entered into the Taj Services Agreement, which became effective in April 1991, and which provides that Mr. Trump will render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999. In consideration for the services to be rendered, Taj Associates pays an annual fee (the "Annual Fee") equal to 1 1/2% of Taj Associates earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. The base fee is payable monthly with the balance due April 15 of the following year. During 1993, 1994 and 1995, Mr. Trump earned approximately $1.6 million, $1.4 million and $1.7 million, respectively, in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition to the Annual Fee, Taj Associates reimburses Mr. Trump on a monthly basis for all reasonable out-of-pocket expenses up to certain aggregate amounts incurred by Mr. Trump in performing his obligations under the Taj Services Agreement. During 1993, 1994 and 1995. Taj Associates reimbursed Trump $232,000, $224,000 and $261,000, respectively, for expenses pursuant to the Taj Services Agreement, of which $127,000, $148,000 and $164,000, respectively, was incurred to an affiliate for air transportation. Taj Associates has agreed to indemnify Mr. Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. In connection with the Merger Transaction, the Taj Services Agreement will be terminated.

  On April 1, 1991, in connection with the Taj Services Agreement, Taj Associates and Mr. Trump entered into an Amended and Restated License Agreement (the "Taj License Agreement") which amended and restated an earlier license agreement between the parties. Pursuant to the Taj License Agreement, Taj Associates has the non-exclusive right to use the name and likeness of Trump, and the exclusive right to use the name and related marks and designs of the Trump Taj Mahal Casino Resort (collectively, the "Taj Marks"), in its advertising, marketing and promotional activities through December 31, 1999. All uses by Taj Associates of the names, marks, licenses and designs under the Taj License Agreements are subject to the prior written approval of Mr. Trump. Trump has agreed to indemnify Taj Associates against any liability for trademark or copyright infringement (in connection with the use by Taj Associates of the Taj Marks in accordance with the Taj License Agreement) arising solely by reason of any license agreement or other agreement entered into by Trump with respect to the Taj Marks. Taj Associates has collaterally assigned its right under the Taj License Agreement to the Trustee under the Indenture. Upon consummation of the Merger, the Taj License Agreement is expected to be terminated and the Taj Marks licensed to THCR Holdings.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to Taj Associates.

  Other Relationships. The SEC requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and
(ii) a director of the registrant serves as an executive officer. Mr. Ribis, an executive officer of Taj Associates, is a member of the Board of Directors of other entities in which members of the Board of Directors of TM/GP, the managing general partner of Taj Associates, (namely, Messrs. Trump, Ribis, Pickus and Burke) are executive officers. Mr. Trump is an executive officer of Taj Holding, and is a member of the Board of Directors of other entities in which members of the Board of Directors of Taj Holding (namely, Messrs. Trump, Ribis, Pickus and Burke) are executive officers. Mr. Ribis, an executive officer of Taj Funding and TTMI, serves on the Board of Directors of other entities in which the sole Director of Taj Funding and TTMI (namely, Mr. Trump) serves as an executive officer. In addition, Mr. Trump or entities owned by him receive management or services fees pursuant to fixed formulas provided for in agreements with Taj Associates, TPA, THCR and TCA, of which Mr. Ribis is a director or a director of the managing general partner.

  Mr. Ribis serves on the Board of Directors of Taj Holding, which is the 100% beneficial owner of TM/GP, of which Trump is an executive officer. Messrs. Trump, Ribis, Pickus and Burke serve on the Board of Directors of TM/GP, which is the managing general partner of Taj Associates, of which Messrs. Ribis, Pickus and Burke are executive officers. Mr. Trump, however, does not receive any compensation for serving as an executive officer of TM/GP or Taj Holding. Messrs. Trump and Ribis also serve on the Board of Directors of Realty Corp., which leases certain real property to Taj Associates, of which Messrs. Trump and Ribis are executive officers. Messrs. Trump and Ribis, however, do not receive any compensation for serving as executive officers of Realty Corp. Mr. Trump is also a director of TTMI, TTMC and Taj Funding; Mr. Ribis serves as executive officer of one or more of such entities; however, he does not receive any compensation for serving in such capacities.

  Messrs. Trump and Ribis serve on the Board of Directors of Plaza Funding, the managing general partner of TPA, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of TPHI, of which Messrs. Trump, Ribis and Burke are also executive officers. Mr.

Trump is not compensated by such entities for serving as an executive officer; however, a corporation controlled by him has entered into a services agreement with TPA. Messrs. Ribis and Burke are not compensated by the foregoing entities; however, they are compensated by TPA for their service as executive officers.

  Mr. Trump serves on the Board of Directors of TCHI and TC/GP and Mr. Ribis serves on the Board of Directors of THCR. Messrs. Ribis and Burke are executive officers of THCR and TC/GP and Mr. Pickus is an executive officer of THCR. Mr. Trump is not compensated by such entities for serving as an executive officer; however, a corporation controlled by him has entered into a services agreement with TCA. Messrs. Ribis, Burke and Pickus are not compensated by the foregoing entities; however, they are compensated by TCA for their service as executive officers.

  Prior to December 1995, Mr. Ribis was Counsel to the law firm of Ribis, Graham and Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to Taj Holdings, Taj Associates and certain of their affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

TAJ MAHAL HOLDING CORP.

  Taj Holding Class A Common Stock and Taj Holding Class B Common Stock. The following tables set forth, as of February 15, 1996 (without giving effect to the Merger Transaction), certain information regarding the beneficial ownership of the Taj Holding Class A Common Stock and Taj Holding Class B Common Stock by each person who is known to Taj Holding to own beneficially more than 5% of Taj Holding Class A Common Stock and Taj Holding Class B Common Stock. Such information is based, with respect to the Taj Holding Class A Common Stock, solely upon information provided by the stockholders identified below and, with respect to the Taj Holding Class B Common Stock, solely upon a review of Schedules 13D filed with the Securities and Exchange Commission. As of December 31, 1995, no directors or executive officers of Taj Holding beneficially owned any shares of Taj Holding Class A Common Stock or Taj Holding Class B Common Stock.

           BENEFICIAL OWNERSHIP OF TAJ HOLDING CLASS A COMMON STOCK

                                                        BENEFICIAL OWNERSHIP
                                                        ----------------------
         NAME                                             NUMBER     PERCENT
         ----                                           ----------- ----------
Putnam Investment Management, Inc.(1)(4)...............     135,000      10.0%
Internationale Nederlanden (U.S.) Capital Corpora-
 tion(2)(4)............................................     150,000       8.2
Grace Brothers Ltd.(3).................................      95,000       7.0

  The above persons have sole voting and investment power, unless otherwise indicated.
--------
(1) One Post Office Square, Boston, MA 02109
(2) 135 East 57th Street, New York, NY 10022
(3) 100 West Diversy Parkway, Chicago, IL 60614

           BENEFICIAL OWNERSHIP OF TAJ HOLDING CLASS B COMMON STOCK

                                                        BENEFICIAL OWNERSHIP
                                                        ----------------------
      NAME                                                NUMBER     PERCENT
      ----                                              ----------- ----------
Kemper Financial Services, Inc.(1).....................     112,152        14.4%
Putnam Investment Management, Inc.(2)..................     106,148        13.6

--------
(1) 120 South LaSalle Street, Chicago, IL 60603. Kemper Financial Services, Inc. ("Kemper"), serves as an investment advisor to certain mutual funds and various other managed accounts, including those which hold Taj Holding Class B Common Stock. As a result, Kemper shares with such mutual funds and managed accounts voting and dispositive power over the shares of Taj Holding Class B Common Stock held by those entities.

(2) One Post Office Square, Boston, MA 02109. Putnam serves as an investment advisor to certain registered investment companies (the "Putnam Funds"), and as a result shares with each Putnam Fund voting and dispositive power over the shares of Taj Holding Class B Common Stock held by the Putnam Funds. Marsh & McLennan Companies, Inc. and Putnam Investments, Inc. are deemed to control Putnam, and are each therefore deemed to beneficially own Putnam's shares of Taj Holding Class B Common Stock reported above.

  Except as otherwise noted above, Taj Holding believes the beneficial holders listed above have sole voting and investment power regarding the shares of Taj Holding Class A Common Stock and Taj Holding Class B Common Stock shown as being beneficially owned by them.

  Taj Holding Class C Common Stock. Trump, a Class C Director of Taj Holding, owns 100% of the outstanding shares of Taj Holding Class C Common Stock.

TRUMP TAJ MAHAL ASSOCIATES

  Through his interests in TTMI and Trump Corp., Mr. Trump is the beneficial owner of 50% of the equity interests in Taj Associates.

TRUMP TAJ MAHAL FUNDING, INC.

  The following table sets forth information with respect to the amount of Taj Funding's common stock owned by management and beneficial owners of more than 5% of Taj Funding's common stock. Taj Funding has no other class of equity securities outstanding.

                         NAME AND ADDRESS         AMOUNT AND NATURE    PERCENT
  TITLE OF CLASS       OF BENEFICIAL OWNERS    OF BENEFICIAL OWNERSHIP OF CLASS
  --------------       --------------------    ----------------------- --------
Common Stock....... Trump Taj Mahal Associates       200 shares          100%
                    1000 The Boardwalk
                    Atlantic City, NJ 08401

ARRANGEMENTS REGARDING CHANGES IN CONTROL

  Pursuant to the terms of the Partnership Agreement, upon the occurrence of certain events, TM/GP's partnership interest may be increased or decreased such that Taj Holding's beneficial ownership interest in Taj Associates may increase to as much as 60% or decrease to as little as 20%. See "Business-- General Development of Business--Acquisition of Additional Partnership Interests Upon 14% Payment," and "Business--General Development of Business-- Acquisition of Additional Partnership Interests Upon Foreclosure."

  On January 8, 1996, Taj Holding, THCR and Merger Sub entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into Taj Holding. Special meetings of the stockholders of both Taj Holding and THCR have been called for April 11, 1996, at which time stockholders of Taj Holding will be asked to approve and adopt the Merger Agreement and stockholders of THCR will be asked to approve certain aspects of the Merger Transaction. See "Business-- General Development of Business--Proposed Recapitalization."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Taj Funding has not engaged in any transactions with its affiliates, except for the loan of funds to Taj Associates in exchange for the Partnership Note, which is secured by the Amended Mortgage.

  Although Taj Associates has not fully considered all of the areas in which it intends to engage in any transactions with its partners and affiliates of its partners, it is free to do so on terms it believes to be the same as could be obtained in third party transactions. Payments to affiliates of its partners in connection with any such transactions are governed by the provisions of the Indenture and the Amended Mortgage relating to the Taj Bonds, which generally provide that such transactions be as if on an arms length basis and on terms comparable to those generally available in equivalent transactions with third parties.

  During the fiscal years ended December 31, 1993, 1994 and 1995, Taj Associates reimbursed Taj Holding $1,733,000, $2,171,000 and $1,554,000, respectively, for all amounts necessary to permit TM/GP or Taj Holding

(a) to make payments that TM/GP or Taj Holding was required to make pursuant to the terms of TM/GP's Certificate of Incorporation and the Taj Holding Certificate of Incorporation (generally for indemnification of officers and directors), (b) to pay fees to directors (including fees for serving on a committee), (c) to pay all other expenses of TM/GP and Taj Holding and (d) to permit Taj Holding to redeem the Taj Holding Class B Common Stock when required to make such redemption pursuant to the terms of the Taj Holding Certificate of Incorporation. Taj Holding did not engage in any other transactions with its affiliates during the fiscal years ended December 31, 1993, 1994 and 1995.

  In December 1994, Taj Associates entered into a one-year agreement with TCA pursuant to which TCA leases to Taj Associates 300 parking spaces (500 parking spaces during the months of May to September) at a rate of 50 cents per space per day, to be used for employee parking. The agreement expired in December 1995, however, TCA and Taj Associates are currently negotiating an extension of the agreement and have agreed to continue the lease on a month-by-month basis.

  Taj Associates engages in various transactions with Trump Plaza and Trump's Castle. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared payroll costs as well as complimentary services offered to customers. Expenses incurred by Taj Associates payable to TCA for the year ended December 31, 1995 totaled approximately $1,072,000, of which all but $164,000 was paid or offset against amounts owed to Taj Associates by TCA. Expenses incurred by Taj Associates payable to the TPA for the year ended December 31, 1995 totaled approximately $445,000, all of which but $167,000 was offset against amounts owed to Taj Associates by TPA.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements. See the Index immediately following the signature page.

  (b) Reports and Form 8-K. Reference is made to the Form 8-K filed by Taj Funding on October 18, 1995 referencing 1) a proposed recapitalization and a letter agreement with certain institutional holders of the Class A Common Stock of Taj Holding 2) the termination of Dennis C. Gomes from his position as President and Chief Operating Officer of Taj Associates.

  (c) Exhibits.

    The following exhibits are filed as part of this Annual Report on Form
    10-K:

 2(a) 1991 Taj Restructuring, incorporated herein by reference to Exhibit 2 to Taj Holding's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 5, 1991 (the "Registration Statement").

 2(b) Agreement and Plan of Merger, dated January 8, 1996, between Trump Hotels & Casino Resorts, Inc., Taj Mahal Holding Corp. and THCR Merger Corp., incorporated herein by reference to Exhibit 2.1 on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated January 10, 1996.

 2(b)(i) Amendment to Agreement and Plan of Merger, dated January 31, 1996, by and among Trump Hotels & Casino Resorts, Inc., Taj Mahal Holding Corp. and THCR Merger Corp., incorporated herein by reference to
         Exhibit 2.1.1 on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated February 1, 1996.

 3(a) Amended and Restated Certificate of Incorporation of Taj Funding, incorporated herein by reference to Exhibit 3(a) to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 22, 1988 (the "1988 Registration Statement").

 3(b) By-Laws of Taj Funding, incorporated herein by reference to Exhibit 3(b) to the 1988 Registration Statement.

 3(c) Amended and Restated Partnership Agreement of Taj Associates, incorporated herein by reference to Exhibit 3(h) to the Registration Statement.

 3(d) Certificate of Incorporation of Trump Corp., incorporated herein by reference to Exhibit 3(i) to the Registration Statement.

 3(e) Amendment to Certificate of Incorporation of Trump Corp., incorporated herein by reference to Exhibit 3(j) to the Registration Statement.

 3(f) By-Laws of Trump Corp., incorporated herein by reference to Exhibit 3(k) to the Registration Statement.

 3(g) Form of Amended and Restated Certificate of Incorporation of Taj Holding, incorporated herein by reference to Exhibit 3(l) to the Registration Statement.

 3(h) Form of Amended and Restated By-Laws of Taj Holding, incorporated herein by reference to Exhibit 3(m) to the Registration Statement.

 3(i) Form of Amended and Restated Certificate of Incorporation of TM/GP, incorporated herein by reference to Exhibit 3(n) to the Registration Statement.

 3(j) Form of Amended and Restated By-Laws of TM/GP, incorporated herein by reference to Exhibit 3(o) to the Registration Statement.

 3(k) Certificate of Incorporation of TTMI, incorporated herein by reference to Exhibit 3(t) to the Registration Statement.

 3(l) By-Laws of TTMI, incorporated herein by reference to Exhibit 3(u) to the Registration Statement.

 4(a) Form of Indenture relating to the Taj Bonds among Taj Funding, as issuer, Taj Associates, as guarantor, and First Bank National Association, as trustee (without exhibits), incorporated herein by reference to Exhibit 4(a)(2) to the Registration Statement.

 4(b) Form of Bond, due 1999, incorporated herein by reference to Exhibit 4(b)(2) to the Registration Statement.

 4(c) Form of Amendment to Indenture of Mortgage (included as Exhibit B to the Indenture), incorporated herein by reference to Exhibit 4(c)(2) to the Registration Statement.

 4(d) Form of Amended and Restated Taj Associates Partnership Note (included as Exhibit A to the Indenture), incorporated herein by reference to
        Exhibit 4(d)(2) to the Registration Statement.

 4(e) Form of Amended and Restated Assignment Agreement from Taj Funding to the Trustee (included as Exhibit C to the Indenture), incorporated herein by reference to Exhibit 4(e)(2) to the Registration Statement.

 4(f) Form of Amended and Restated Assignment of Operating Assets from Taj Associates to Taj Funding (included as Exhibit D to the Indenture), incorporated herein by reference to Exhibit 4(f)(2) to the Registration Statement.

 4(g) Form of Amended and Restated Assignment of Leases and Rents from Taj Associates to Taj Funding (included as Exhibit E to the Indenture), incorporated herein by reference to Exhibit 4(g)(2) to the Registration Statement.

 4(h) Form of Amended Guaranty of Taj Associates (included in the Form of the Indenture), incorporated herein by reference to Exhibit 4(h)(2) to the Registration Statement.

 4(i) Form of Nominee Agreement, incorporated herein by reference to Exhibit 4(j) to the Registration Statement.

 4(j) Form of stock certificate for Taj Holding Class A Common Stock, incorporated herein by reference to Exhibit 4(k)(1) to the Registration Statement.

 4(k) Form of stock certificate for Taj Holding Class B Common Stock, incorporated herein by reference to Exhibit 4(k)(2) to the Registration Statement.

 4(l) Form of stock certificate for Taj Holding Class C Common Stock, incorporated herein by reference to Exhibit 4(k)(3) to the Registration Statement.

 4(m) Form of Stock Issuance Agreement between Taj Funding and Taj Associates (included as Exhibit H to the Indenture), incorporated herein by reference to Exhibit 4(l) to the Registration Statement.

10(a)(1) Amended and Restated Lease Agreement between Realty Corp. and Taj
         Associates, dated as of October 4, 1991 incorporated herein by reference to Exhibit 10(a)(1) of the Annual Report on Form 10-K of Taj Holding for the year ended December 31, 1991 (the "1991 Form 10-K").

10(a)(2) First Amendment to Amended and Restated Lease Agreement between
         Realty Corp. and Taj Associates, dated as of January 16, 1992, incorporated herein by reference to Exhibit 10(a)(2) of the 1991 Form 10-K.

10(b) Services Agreement between Taj Associates and Mr. Trump, effective as of April 1, 1991, incorporated herein by reference to Exhibit 10(b)(2) of the Registration Statement.

10(c) The Taj Mahal Hotel & Casino Retirement Savings Plan, effective January 1, 1989, incorporated herein by reference to Exhibit 10(r) to the Annual Report on Form 10-K of Taj Funding for the year ended December 31, 1989.

10(c)(1) Amendment to Trump Taj Mahal Hotel & Casino Retirement Savings Plan, dated as of January 1, 1994.

10(d)(1) General Loan and Security Agreement between Taj Associates and
         Foothill Capital Corporation, dated as of November 14, 1991, incorporated herein by reference to exhibit 10(ii) to the Annual Report on Form 10-K of Taj Funding for the year ended December 31, 1991 (the "1991 Form 10-K").

10(d)(2) Foothill Capital Corp. Amendments No. 1 and 2 dated August 11, 1994 and September 1, 1994, respectively, incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(e)(1) Loan Agreement, dated November 3, 1989, between Taj Associates and
         National Westminster Bank USA ("NatWest"), incorporated herein by reference to exhibit 10(s) of the 1991 Form 10-K.

10(e)(2) First Amendment to Loan Agreement between NatWest and Taj Associates, dated as of August 8, 1990, incorporated herein by reference to exhibit 10(y) of the Annual Report on Form 10-K of Taj Funding for the year ended December 31, 1990 (the "1990 Form 10-K").

10(e)(3) Second Amendment to Loan Agreement between NatWest and Taj
         Associates, dated as of October 4, 1991, incorporated herein by reference to exhibit 10(s)(2) of the 1991 Form 10-K.

10(e)(4) Employment Agreement, between Dennis G. Gomes and Taj Associates, incorporated herein by reference to Exhibit 6.(a)(1) to Taj Funding's quarterly report on Form 10-Q for the quarter ended September 30, 1993.

10(e)(5) Employment Agreement, between Nicholas L. Ribis and Taj Associates, incorporated herein by reference to Exhibit 6.(a)(2) to Taj Funding's quarterly report on Form 10-Q for the quarter ended September 30, 1993.

10(f)(1) Amended and Restated Time Loan and Security Agreement between First
         Fidelity, Realty Corp. and Mr. Trump, dated as of October 4, 1991, incorporated herein by reference to Exhibit 10(w)(1) of the 1991 Form 10-K.

10(f)(2) First Amendment to Amended and Restated Time Loan and Security
         Agreement between First Fidelity, Realty Corp. and Mr. Trump, dated as of January 16, 1992, incorporated herein by reference to Exhibit 10(w)(2) of the 1991 Form 10-K.

10(f)(3) Limited Guaranty of the partnership in favor of First Fidelity, dated as of October 4, 1991, incorporated herein by reference to Exhibit 10(w)(3) of the 1991 Form 10-K.

10(g) Lease Agreement between the City of Atlantic City and Taj Associates, dated as of March 29, 1990, incorporated herein by reference to
        Exhibit 10(w) of the 1990 Form 10-K.

10(h) Employment Agreement, dated August 1, 1994, between R. Bruce McKee and Taj Associates incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(i)   Intentionally omitted.

10(j) Employment Agreement, dated December 10, 1993, between Larry W. Clark and Taj Associates incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(k)   Intentionally omitted.

10(l) Severance Agreement, dated August 11, 1994, between Nicholas F. Moles and Taj Associates incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(m) Employment Agreement, dated August 31, 1994, between Richard D. Kline and Taj Associates incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(n) Employment Agreement, dated August 1, 1994, between Walter F. Kohlross and Taj Associates incorporated herein by reference to Taj Funding's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

10(o) Lease Agreement between TCA and Taj Associates, dated as of December 16, 1994, incorporated by reference to Taj Funding's Form 10-K for the fiscal year ended December 31, 1994.

10(p) Amended and Restated License Agreement between Trump and Taj Associates, dated October 4, 1991, incorporated by reference to Taj Funding's Form 10-K for the fiscal year ended December 31, 1994.

10(q) Agreement dated October 6, 1995, between Taj Holding, Taj Funding, Taj Associates and certain institutional holders of the Class A Common Stock of Taj Holding incorporated herein by reference to Taj Funding's Form 8-K filing on October 18, 1995.

10(r) Termination Announcement, effective October 3, 1995, regarding the termination of Dennis C. Gomes from his position as President and Chief Operating Officer of Taj Associates incorporated herein by reference to Taj Funding's Form 8-K filing on October 18, 1995.

10(s) Employment Agreement, extended and modified, dated October 10, 1995, between Larry W. Clark and Taj Associates incorporated herein by reference to Taj Funding's quarterly report on Form 10-Q for the quarter ended September 30, 1995.

10(t) Assignment of Employment Agreement and Mutual Release, dated February 6, 1995, between Nicholas J. Niglio, Trump's Castle Associates and Taj Associates.

10(u) Employment Agreement, dated October 25, 1995, between Rodolfo E. Prieto and Taj Associates.

27      Financial Data Schedule of Taj Mahal Holding Corp.

  (d) Financial statement schedules required by Regulation S-X

    The financial statement schedules required by regulation S-X are incorporated by reference to Item 14(a).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NEW YORK, STATE OF NEW YORK, ON THE 26TH DAY OF MARCH, 1996.

                                          Taj Mahal Holding Corp.

                                                    /s/ Donald J. Trump
                                          By: _________________________________
                                                 DONALD J. TRUMP PRESIDENT

                               POWER OF ATTORNEY

  Each person whose signature appears below constitutes and appoints Nicholas
L. Ribis his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Donald J. Trump           Class C Director,        March 26, 1996
-------------------------------------   President and
           DONALD J. TRUMP              Treasurer
                                        (Principal
                                        Executive,
                                        Financial and
                                        Accounting Officer)

        /s/ Nicholas L. Ribis          Class C Director         March 26, 1996
-------------------------------------
          NICHOLAS L. RIBIS

        /s/ Robert M. Pickus           Class C Director         March 25, 1996
-------------------------------------
          ROBERT M. PICKUS

          /s/ John P. Burke            Class C Director         March 26, 1996
-------------------------------------
            JOHN P. BURKE

         /s/ Steven R. Busch           Class C Director         March 26, 1996
-------------------------------------
           STEVEN R. BUSCH

          /s/ Harold First             Class B Director         March 25, 1996
-------------------------------------
            HAROLD FIRST

          /s/ John K. Kelly            Class B Director         March 26, 1996
-------------------------------------
            JOHN K. KELLY

        /s/ Robert J. McGuire          Class B Director         March 25, 1996
-------------------------------------
          ROBERT J. MCGUIRE

          /s/ Roy E. Posner            Class B Director         March 26, 1996
-------------------------------------
            ROY E. POSNER

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                    AS OF DECEMBER 31, 1994 AND 1995 AND FOR
                THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Taj Mahal Holding Corp. and Subsidiary:
  Report of Independent Public Accountants...............................  F-2
  Consolidated Balance Sheets............................................  F-3
  Consolidated Statements of Operations..................................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit)..............  F-5
  Consolidated Statements of Cash Flows..................................  F-6
  Notes to Consolidated Financial Statements.............................  F-7


Trump Taj Mahal Associates and Subsidiary:
  Report of Independent Public Accountants...............................  F-11
  Consolidated Balance Sheets............................................  F-12
  Consolidated Statements of Operations..................................  F-13
  Consolidated Statements of Capital (Deficit)...........................  F-14
  Consolidated Statements of Cash Flows..................................  F-15
  Notes to Consolidated Financial Statements.............................  F-16
  Schedule: Valuation and Qualifying Accounts............................  F-26

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Taj Mahal Holding Corp. and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Taj Mahal Holding Corp. (a Delaware corporation) and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Taj Mahal Holding Corp. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taj Mahal Holding Corp. and subsidiary as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Roseland, New
Jersey
February 16, 1996

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                             ASSETS AND LIABILITIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1994         1995
                                                      -----------  -----------
ASSETS (Note 2)
Cash................................................. $       100  $       100
                                                      -----------  -----------
  Total Assets....................................... $       100  $       100
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Class B Common Stock; $.01 par value; 860,000 shares
 authorized, 765,130 and 780,242 issued and
 outstanding as of December 31, 1994 and 1995,
 respectively........................................ $        20  $   390,000
                                                      -----------  -----------
STOCKHOLDERS' EQUITY (Notes 1 and 2)
Class A Common Stock; $.01 par value; 10,000,000
 shares authorized, 1,350,000 issued and
 outstanding.........................................          40           40
Class C Common Stock; $.01 par value; 10,000,000
 shares authorized, 1,350,000 issued and
 outstanding.........................................          40           40
Additional paid-in capital...........................   5,729,000    6,893,020
Accumulated deficit..................................  (5,729,000)  (7,283,000)
                                                      -----------  -----------
  Total Stockholders' Equity (Deficit)...............          80     (389,900)
                                                      -----------  -----------
  Total Liabilities and Stockholders' Equity......... $       100  $       100
                                                      ===========  ===========



  The accompanying notes to financial statements are an integral part of these statements.

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1993         1994         1995
                                        -----------  -----------  -----------
Revenue................................ $        -   $        -   $        -
Expenses (Note 2)--
  Director fees, insurance and adminis-
   trative expenses.................... $ 1,733,000  $ 2,171,000  $ 1,554,000
                                        -----------  -----------  -----------
Net loss............................... $(1,733,000) $(2,171,000) $(1,554,000)
                                        ===========  ===========  ===========
Net loss per common share (Note 2)..... $     (1.28) $     (1.61) $     (1.44)
                                        ===========  ===========  ===========
Weighted average number of shares out-
 standing (Note 2).....................   1,350,000    1,350,000    1,350,000
                                        ===========  ===========  ===========



  The accompanying notes to financial statements are an integral part of these statements.

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                   COMMON STOCK
                         ---------------------------------
                             CLASS A          CLASS C
                         ---------------- ----------------
                                                           ADDITIONAL
                          NUMBER           NUMBER           PAID-IN    ACCUMULATED
                         OF SHARES AMOUNT OF SHARES AMOUNT  CAPITAL      DEFICIT       TOTAL
                         --------- ------ --------- ------ ----------  -----------  -----------
Balance, January 1,
 1993................... 1,350,000  $40   1,350,000  $40   $1,825,000  $(1,825,000) $        80
Additional issuance of
 common stock in
 connection with the
 Partnership's interest
 payment................        -    -           -    -            -            -            -
Distribution from the
 Partnership for
 operating expenses.....        -    -           -    -     1,733,000           -     1,733,000
Net loss................        -    -           -    -            -    (1,733,000)  (1,733,000)
                         ---------  ---   ---------  ---   ----------  -----------  -----------
Balance, December 31,
 1993................... 1,350,000   40   1,350,000   40    3,558,000   (3,558,000)          80
Additional issuance of
 common stock in
 connection with the
 Partnership's interest
 payment................        -    -           -    -            -            -            -
Distribution from the
 Partnership for
 operating expenses.....        -    -           -    -     2,171,000           -     2,171,000
Net loss................        -    -           -    -            -    (2,171,000)  (2,171,000)
                         ---------  ---   ---------  ---   ----------  -----------  -----------
Balance, December 31,
 1994................... 1,350,000   40   1,350,000   40    5,729,000   (5,729,000)          80
Additional issuance of
 common stock in
 connection with the
 Partnership's interest
 payment................        -    -           -    -            -            -            -
Distribution from the
 Partnership for
 operating expenses.....        -    -           -    -     1,554,000           -     1,554,000
Accretion of Class B
 Common Stock to
 redemption value.......        -    -           -    -      (389,980)          -      (389,980)
Net loss................        -    -           -    -            -    (1,554,000)  (1,554,000)
                         ---------  ---   ---------  ---   ----------  -----------  -----------
Balance, December 31,
 1995................... 1,350,000  $40   1,350,000  $40   $6,893,020  $(7,283,000) $  (389,900)
                         =========  ===   =========  ===   ==========  ===========  ===========


  The accompanying notes to financial statements are an integral part of these statements.

                     TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1993         1994         1995
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................... $(1,733,000) $(2,171,000) $(1,554,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distribution...............   1,733,000    2,171,000    1,554,000
                                         -----------  -----------  -----------
NET CHANGE IN CASH AND CASH
 INVESTMENTS............................          -            -            -
CASH AT BEGINNING OF PERIOD ............         100          100          100
                                         -----------  -----------  -----------
CASH AT END OF PERIOD .................. $       100  $       100  $       100
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 ITEMS:
 Accretion of Class B Stock to
  redemption value......................          -            -   $   389,980
                                         ===========  ===========  ===========



  The accompanying notes to financial statements are an integral part of these statements.

                    TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND:

  The accompanying consolidated financial statements include those of Taj Mahal Holding Corp. ("Taj Holding") and its wholly owned subsidiary, TM/GP Corporation ("TM/GP"), the managing general partner of Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates") which owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Taj Holding was organized on December 18, 1990 as a Delaware corporation wholly owned by Donald J. Trump ("Trump"). Prior to January 1, 1992, Taj Holding had no activity. As described below, Taj Holding was formed for the purpose of consummating a plan of reorganization (the "1991 Taj Restructuring") involving Taj Associates and Trump Taj Mahal Funding, Inc. ("Taj Funding"), a New Jersey corporation that raised funds for Taj Associates. Prior to the consummation of the 1991 Taj Restructuring, both Taj Associates and Taj Funding were owned by Trump and affiliated entities.

  Taj Holding and its subsidiary have no business operations other than its investment in Taj Associates. As a result, its ability to pay operating expenses and dividends is completely dependent on the operations of Taj Associates.

  Upon consummation of the 1991 Taj Restructuring on October 4, 1991, Taj Associates issued to the holders of Taj Funding's 14% First Mortgage Bonds, Series A, Due 1998 (the "Old Taj Bonds"), a general partnership interest representing 49.995% of the equity of Taj Associates. Such holders in turn contributed such partnership interest to Taj Holding. Taj Funding also issued new 11.35% Mortgage Bonds, Series A, Due 1999 (the "Taj Bonds") in exchange for the Old Taj Bonds. Each $1,000 principal amount of Taj Bonds trades as a unit with one share of Class B Common Stock of Taj Holding (the "Taj Holding Class B Common Stock"), as described below.

  TM/GP, which has no other assets, received a 49.995% partnership interest in Taj Associates from Taj Holding. Trump also contributed to Taj Holding a 50% ownership interest in The Trump Taj Mahal Corporation, a Delaware Corporation, which owns a .01% interest in Taj Associates, in exchange for Taj Holding's Class C Common Stock (the "Taj Holding Class C Common Stock"), as described below.

  At the time of these transfers, Taj Holding issued 1,350,000 shares of its Class A Common Stock (the "Taj Holding Class A Common Stock") and 729,458 shares of its Taj Holding Class B Common Stock to the holders of the Old Taj Bonds and 1,350,000 shares of Taj Holding Class C Common Stock to Trump. Notwithstanding their par value, the various classes of common stock are recorded at stated value, which represents the value assigned to the shares of Taj Holding which were issued in connection with the consummation of the 1991 Taj Restructuring.

  In accordance with the terms of the indenture pursuant to which the Taj Bonds were issued (the "Indenture"), a portion of the interest on the Taj Bonds may be paid in cash or in additional Taj Bonds (the "Additional Amount"). On May 15, 1992, 8,844 units comprised of $8,844,000 of Taj Bonds and 8,844 shares of Taj Holding Class B Common Stock were issued by Taj Funding as payment of the Additional Amount. On May 15, 1993, 14,579 units comprised of Taj Bonds in the aggregate amount of approximately $14,579,000 and 14,579 shares of Taj Holding Class B Common Stock were issued as payment of the Additional Amount. On May 15, 1994, 12,249 units comprised of Taj Bonds in the aggregate principal amount of approximately $12,249,000 and 12,249 shares of Taj Holding Class B Common Stock were issued together with $2,621,000 in cash as payment of the Additional Amount. On May 15, 1995, 15,112 units comprised of Taj Bonds in the aggregate principal amount of approximately $15,112,000 and 15,112 shares of Taj Holding Class B Common Stock were issued as payment of the Additional Amount.

                    TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Currently, the holders of the Taj Holding Class B Common Stock are entitled to elect four of the nine members of Taj Holding's Board of Directors and Trump, as holder of the Taj Holding Class C Common Stock is entitled to elect the remaining five directors. The Taj Holding Class A Common Stock has no voting rights during the time any of the Taj Holding Class B Common Stock is outstanding. However, upon Taj Holding's liquidation, all three classes of Taj Holding's common stock share ratably in the assets of Taj Holding to the extent of their par value, with the Taj Holding Class A Common Stock entitled to the residual. The Taj Holding Class B Common Stock must be redeemed at a price of $.50 per share when the Taj Bonds, with which they were issued, are paid, redeemed or purchased and canceled.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 INVESTMENT IN TAJ ASSOCIATES

  Taj Holding accounts for its investment in Taj Associates using the equity method of accounting. Under this method, Taj Holding reports as equity income 50% of Taj Associates' earnings, if any, from October 4, 1991. In addition, the difference between Taj Holding's equity in the underlying identifiable assets of Taj Associates as of October 4, 1991 ($91,703,000) and the cost basis of its investment in Taj Associates is being amortized into income over 40 years.

  For the period from October 4, 1991 to December 31, 1995, Taj Associates incurred a net loss of $136,474,000. Taj Holding's equity in this loss ($68,237,000) less amortization of the difference between the underlying identifiable assets of Taj Associates and the cost basis of its investments in Taj Associates for the period from October 4, 1991 to December 31, 1995, $9,743,000, will not be reflected in Taj Holding's financial statements until such time as Taj Associates generates earnings sufficient to offset the accumulated net loss.

 INCOME TAXES

  Taj Holding will record federal income taxes based on its allocable share of Taj Associates' earnings. The payment of any such taxes will be reimbursed by Taj Associates. Under New Jersey Casino Control Commission (the "CCC") regulations, Taj Associates is required to file a consolidated New Jersey corporation business tax return and pay all state taxes attributable to its earnings.

  Because, as noted above, Taj Holding has not reflected earnings of Taj Associates, no tax provision has been provided to date. In addition, no tax benefit for the accumulated losses will be reflected until such time as they are realized.

 OPERATING EXPENSES

  Expenses of Taj Holding consist of directors and officers liability insurance, board of director fees and expenses, and administrative expenses. Taj Holding is entitled to full reimbursement of such expenses by Taj Associates. Total expenses for the years ended December 31, 1993, 1994 and 1995 approximated $1,733,000, $2,171,000 and $1,554,000, respectively, all of which were reimbursed by Taj Associates.

 CLASS B COMMON STOCK

  As the redemption of the Taj Holding Class B Common Stock is outside of the control of Taj Holding, the Taj Holding Class B Common Stock is not shown as a component of stockholder's equity. In contemplation of the proposed recapitalization described in Note 3, the Taj Holding Class B Common Stock has been accreted to its full redemption value as of December 31, 1995.

                    TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 EARNINGS PER SHARE

  For the calculation of net loss per share, Taj Holding Class A Common Stock was used since it is the only Class of participating stock. Net loss per share is determined by dividing the net loss and the accretion of Taj Holding Class B Stock by the weighted average number of shares of Taj Holding Class A Common Stock outstanding.

3. PROPOSED RECAPITALIZATION:

  On January 8, 1996, Trump Hotels & Casino Resorts, Inc. ("THCR"), Taj Holding and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Taj Holding Class A Common Stock (other than Dissenting Shares (as defined in the Proxy Statement-Prospectus) will be converted into the right to receive, at each holder's election, either
(a) $30.00 in cash or (b) that number of shares of Common Stock of THCR (the "THCR Common Stock") as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

    (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and an amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump Plaza Holding Associates ("Trump Atlantic City") and its wholly owned finance subsidiary Trump Atlantic City Funding, Inc. of up to $1,200,000,000 aggregate principal amount of first mortgage notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger, (ii) redeem the Taj Bonds, (iii) redeem the outstanding shares of Taj Holding Class B Common Stock as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc., (v) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used in the operation of Trump Plaza Hotel and Casino ("Trump Plaza") that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust, and (ix) pay related fees and expenses and provide working capital;

    (b) the contribution by Trump to Trump Atlantic City of all of his direct and indirect ownership interests in Taj Associates; and

    (c) the contribution by THCR to Trump Atlantic City of all its indirect ownership interests in Taj Associates acquired in the Merger.

  To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes.

  The prospective transaction is subject to a number of conditions, including shareholder approval. In addition, there are a number of risks that should be considered, including: (i) the high leverage and fixed charges of THCR; (ii) the risk in refinancing and repayment of indebtedness and the need for additional financing;

                    TAJ MAHAL HOLDING CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(iii) the restrictions imposed on certain activities by certain debt instruments; (iv) the recent results of Trump Plaza and the Taj Mahal; and (v) risks associated with the riverboat casino at Buffington Harbor, Indiana, to be operated by a subsidiary of THCR (the "Indiana Riverboat") and the expansions at Trump Plaza and the Taj Mahal. There can be no assurance that the expansions at Trump Plaza or the Taj Mahal will be completed or that the Indiana Riverboat or any other gaming venture will open or that any of THCR's or the Taj Mahal's operations will be successful. See "Risk Factors" included elsewhere in this Proxy Statement-Prospectus for a discussion of these and other factors.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Taj Mahal Associates and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Trump Taj Mahal Associates (a New Jersey general partnership) and subsidiary as of December 31, 1994 and 1995, and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of Trump Taj Mahal Associates' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Taj Mahal Associates and subsidiary as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
Roseland, New
Jersey
February 16, 1996

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                                                         --------------------
                                                           1994       1995
                                                         ---------  ---------
                         ASSETS
CURRENT ASSETS:
  Cash and cash investments............................. $  61,196  $  88,941
  Receivables, net of allowance of $4,059 and $5,042 for
   doubtful accounts (Note 1)...........................    15,443     17,215
  Inventory.............................................     6,431      7,161
  Prepaid expenses and other current assets.............     7,806      3,864
                                                         ---------  ---------
    Total Current Assets................................    90,876    117,181
                                                         ---------  ---------
PROPERTY AND EQUIPMENT (Notes 1, 2, and 5):
  Land..................................................    37,843     37,843
  Building..............................................   656,702    665,161
  Furniture, fixtures and equipment.....................   160,372    174,693
  Leasehold improvements................................    31,243     31,253
                                                         ---------  ---------
                                                           886,160    908,950
    Less: Accumulated depreciation and amortization.....  (179,375)  (217,963)
                                                         ---------  ---------
                                                           706,785    690,987
                                                         ---------  ---------
OTHER ASSETS............................................     9,951     13,625
                                                         ---------  ---------
    Total Assets........................................ $ 807,612  $ 821,793
                                                         =========  =========
                LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Long-term debt due currently (Note 2)................. $     743  $     920
  Accounts payable......................................     3,256      8,335
  Accrued interest payable..............................     8,977      9,154
  Due to affiliates, net (Note 3).......................       152        974
  Other current liabilities (Note 4)....................    37,059     35,210
                                                         ---------  ---------
    Total Current Liabilities...........................    50,187     54,593
                                                         ---------  ---------
OTHER LIABILITIES (Notes 2 and 3).......................    32,912     33,373
                                                         ---------  ---------
LONG-TERM DEBT NET OF UNAMORTIZED DISCOUNT OF $153,597
 AND $131,103 (Notes 2 and 9)...........................   656,701    694,192
                                                         ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
CAPITAL (Notes 6 and 9):
  Contributed capital...................................   123,765    123,765
  Accumulated deficit...................................   (55,953)   (84,130)
                                                         ---------  ---------
    Total Capital.......................................    67,812     39,635
                                                         ---------  ---------
    Total Liabilities and Capital....................... $ 807,612  $ 821,793
                                                         =========  =========

        The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1993       1994       1995
                                               ---------  ---------  ---------
REVENUES (Note 1):
  Gaming...................................... $ 442,064  $ 461,622  $ 501,378
  Rooms.......................................    40,682     41,815     43,309
  Food and beverage...........................    55,953     58,029     57,195
  Other.......................................    16,656     17,894     15,864
                                               ---------  ---------  ---------
    Gross revenues............................   555,355    579,360    617,746
  Less--Promotional allowances (Note 1).......    56,444     62,178     63,998
                                               ---------  ---------  ---------
    Net revenues..............................   498,911    517,182    553,748
                                               ---------  ---------  ---------
COST AND EXPENSES:
  Gaming......................................   237,566    260,472    283,786
  Rooms.......................................    15,525     15,662     15,230
  Food and beverage...........................    25,080     25,035     24,612
  General and administrative..................    99,424     99,629     96,843
  Depreciation and amortization...............    36,858     39,750     43,387
                                               ---------  ---------  ---------
                                                 414,453    440,548    463,858
                                               ---------  ---------  ---------
Income from operations........................    84,458     76,634     89,890
Interest income...............................     1,382      2,019      3,922
Interest expense..............................  (108,379)  (115,311)  (120,435)
                                               ---------  ---------  ---------
Net loss...................................... $ (22,539) $ (36,658) $ (26,623)
                                               =========  =========  =========


        The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                          ACCUMULATED   TOTAL
                                              CONTRIBUTED   SURPLUS    CAPITAL
                                                CAPITAL    (DEFICIT)  (DEFICIT)
                                              ----------- ----------- ---------
Balance, January 1, 1993.....................  $123,765    $  7,148   $130,913
Net loss.....................................        -      (22,539)   (22,539)
Partnership distribution (Note 6)............        -       (1,733)    (1,733)
                                               --------    --------   --------
Balance, December 31, 1993...................   123,765     (17,124)   106,641
Net loss.....................................        -      (36,658)   (36,658)
Partnership distribution (Note 6)............        -       (2,171)    (2,171)
                                               --------    --------   --------
Balance, December 31, 1994...................   123,765     (55,953)    67,812
Net loss.....................................        -      (26,623)   (26,623)
Partnership distribution (Note 6)............        -       (1,554)    (1,554)
                                               --------    --------   --------
Balance, December 31, 1995...................  $123,765    $(84,130)  $ 39,635
                                               ========    ========   ========



        The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1994      1995
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................  $(22,539) $(36,658) $(26,623)
 Adjustments to reconcile net loss to net cash
  flows provided by operating activities--
  Depreciation and amortization..................    36,858    39,750    43,387
  Charges related to lease guarantee.............     1,763     2,047     2,375
  Accretion of discount on Bond indebtedness.....    15,745    18,820    22,494
  Other adjustments to reduce the carrying value
   of non-current assets.........................     2,764     2,134     3,090
  Utilization of CRDA credits....................        -      1,500        -
  Provision for doubtful accounts................     3,472     2,974     4,508
                                                   --------  --------  --------
                                                     38,063    30,567    49,231
 Changes in operating assets and liabilities:
  Receivables, net...............................    (2,281)   (5,383)   (6,280)
  Inventory......................................    (1,612)   (1,746)     (730)
  Other current assets...........................       (39)   (3,552)    3,603
  Other assets...................................      (766)     (392)     (584)
  Due to affiliates, net.........................        98      (381)      822
  Accounts payable...............................    (2,225)     (678)    5,079
  Accrued interest payable.......................    14,900    12,537    16,175
  Other liabilities..............................     2,496     2,450    (4,417)
                                                   --------  --------  --------
   Net cash flows provided by operating
    activities...................................    48,634    33,422    62,899
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..............   (16,752)  (23,030)  (26,498)
 Investment in CRDA obligations..................    (5,408)   (4,201)   (6,073)
                                                   --------  --------  --------
   Net cash flows used in investing activities...   (22,160)  (27,231)  (32,571)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of borrowings........................      (759)     (868)   (1,029)
 Partnership distribution........................    (1,733)   (2,171)   (1,554)
                                                   --------  --------  --------
   Net cash flows used in financing activities...    (2,492)   (3,039)   (2,583)
                                                   --------  --------  --------
NET INCREASE IN CASH AND CASH INVESTMENTS........    23,982     3,152    27,745
CASH AND CASH INVESTMENTS BEGINNING OF YEAR......    34,062    58,044    61,196
                                                   --------  --------  --------
CASH AND CASH INVESTMENTS END OF YEAR............  $ 58,044  $ 61,196  $ 88,941
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest..........  $ 75,972  $ 79,121  $ 79,389
                                                   ========  ========  ========
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS:
 Issuance of PIK bonds in lieu of cash interest..  $ 14,579  $ 12,249  $ 15,112
                                                   ========  ========  ========

        The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND OPERATIONS

  The accompanying consolidated financial statements include those of Trump Taj Mahal Associates ("Taj Associates"), and its wholly owned subsidiary, Trump Taj Mahal Funding, Inc. ("Taj Funding"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Taj Associates was formed on June 23, 1988 as a New Jersey limited partnership. Taj Associates was converted to a general partnership in December 1990. The current partners and their respective ownership interests are Trump Taj Mahal, Inc. ("TTMI"), 49.995%, The Trump Taj Mahal Corporation ("TTMC"),
 .01%, and TM/GP Corporation ("TM/GP"), the managing general partner, and a wholly owned subsidiary of Taj Mahal Holding Corp. ("Taj Holding"), 49.995%.

  Taj Associates was formed for the purpose of acquiring, constructing and operating the Trump Taj Mahal Casino Resort (the "Taj Mahal"), an Atlantic City hotel, casino and convention center complex. On April 2, 1990, Taj Associates opened the Taj Mahal to the public. The industry in which the Taj Mahal operates is subject to intense competition and regulatory review (See
Note 5).

  Taj Funding was incorporated on June 3, 1988 for the purpose of raising funds through the issuance of its 14% First Mortgage Bonds, Series A, due 1998 (the "Old Bonds"), the proceeds of which were loaned to Taj Associates for construction of the Taj Mahal. During 1991, as a result of a plan of reorganization (the "1991 Taj Restructuring"), these were subsequently exchanged for Taj Funding's 11.35% Mortgage Bonds, Series A, due 1999 (the "Taj Bonds"). Since Taj Funding has no business operations, its ability to repay the principal and interest on the Taj Bonds is completely dependent on the operations of Taj Associates.

  Donald J. Trump ("Trump") beneficially owns 50% of Taj Associates and has pledged his total ownership interest as collateral under various debt agreements.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REVENUE RECOGNITION

  Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related service is performed.

  Taj Associates provides an allowance for doubtful accounts arising from casino, hotel and other services. The allowance is based upon a specific review of outstanding receivables as well as historical collection information. In providing this allowance, management is required to make certain estimates and assumptions regarding the timing and amount of account collections. Actual results could differ from those estimates.

 PROMOTIONAL ALLOWANCES

  Gross revenues includes the retail value of complimentary rooms, food, beverages, and other services furnished to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The cost of promotional allowances is charged to operations.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The cost of promotional allowances consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1993    1994    1995
                                                         ------- ------- -------
                                                             (IN THOUSANDS)
   Rooms................................................ $ 8,733 $ 9,921 $ 9,913
   Food and Beverage....................................  28,973  29,653  30,458
   Other................................................   4,678   6,735   6,994
                                                         ------- ------- -------
                                                         $42,384 $46,309 $47,365
                                                         ======= ======= =======

 INCOME TAXES

  The accompanying financial statements do not include a provision for Federal income taxes of Taj Associates, since any income or losses allocated to the partners are reportable for Federal income tax purposes by the partners.

  Under the New Jersey Casino Control Commission (the "CCC") regulations, Taj Associates is required to file a New Jersey corporation business tax return. As of December 31, 1995, Taj Associates had a net operating loss carry-forward of approximately $150,000,000 for New Jersey State Income Tax purposes. No tax benefit has been reflected in the accompanying financial statements for those losses until such time that they are actually utilized.

 INVENTORIES

  Inventories are carried at cost on a weighted average basis.

 PROPERTY AND EQUIPMENT

  Property and equipment is recorded at cost and is depreciated on the straight-line method over the estimated useful lives of assets. Estimated useful lives range from three to seven years for furniture, fixtures and equipment and 40 years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease commencing in the period these assets are placed in service.

  The interest expense associated with borrowings used to fund the purchase and construction of the Taj Mahal has been capitalized and is being amortized over the estimated useful life of the facility.

 LONG LIVED ASSETS

  During 1995, Taj Associates adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS No. 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstance indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists, if, at a minimum, the future expected cash flows (undiscounted and without interest charges), from an entity's operations are less than the carrying value of these assets. As a result of its review, Taj Associates does not believe that any impairment exists in the recoverability of its long-lived assets as of December 31, 1995.

 CASH AND CASH INVESTMENTS

  Cash and cash investments include hotel and casino funds, funds on deposit with banks and temporary investments having a maturity of three months or less.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(2) LONG-TERM DEBT

  Long-term debt consisted of the following at December 31:

                                                           1994       1995
                                                         ---------  ---------
                                                           (IN THOUSANDS)
   First Mortgage Bonds (a)............................. $ 765,130  $ 780,242
   Unamortized discount.................................  (153,597)  (131,103)
                                                         ---------  ---------
   Net..................................................   611,533    649,139
   Bank term loan (b)...................................    45,138     44,944
   Other................................................       773      1,029
                                                         ---------  ---------
     Total..............................................   657,444    695,112
     Less: Current portion..............................      (743)      (920)
                                                         ---------  ---------
                                                         $ 656,701  $ 694,192
                                                         =========  =========

---------------------
(a) Taj Bonds bear interest of 11.35% and are due November 15, 1999. Each Taj Bond, together with one share of Taj Holding's Class B redeemable common stock trade together as a unit ("Units"), and may not be transferred separately. Interest on the Taj Bonds is due semi-annually on each November 15 and May 15. Interest on the Taj Bonds must be paid in cash on each interest payment date at the rate of 9.375% per annum (the "Mandatory Cash Interest Amount"). In addition to the Mandatory Cash Interest Amount, effective May 15, 1992 and annually thereafter, an additional amount of interest (the "Additional Amount") in cash or additional Taj Bonds or a combination thereof, is payable equal to the difference between 11.35% of the outstanding principal amount of the Taj Bonds and the Mandatory Cash Interest Amount previously paid. To the extent that there is excess available cash flow ("EACF") of Taj Associates, as defined in the related indenture, for the immediately preceding calendar year, Taj Funding will pay the Additional Amount in cash up to 10.28% and the balance thereof may be paid at the option of Taj Funding in cash or additional Units, provided that an equivalent amount of cash is used to purchase or redeem Units. Additional Taj Bonds issued on October 4, 1991 amounted to approximately $7,208,000. For the period from the issuance of the Taj Bonds, October 4, 1991, through December 31, 1992, there was no EACF. Accordingly, Taj Funding paid the Additional Amounts on May 15, 1993 and May 15, 1992 through the issuance of approximately $14,579,000 and $8,844,000, respectively, in additional Taj Bonds. Of the $14,870,000 Additional Amount due May 15, 1994, $2,621,000 was paid in cash and the $12,249,000 balance in Taj Bonds. Of the $15,112,000 Additional Amount due May 15, 1995, Taj Associates satisfied the entire obligation through the issuance of Taj Bonds.

  Since Taj Funding has no business operations, its ability to repay the principal and interest on the Bonds is completely dependent on the operations of Taj Associates. The Taj Bonds are guaranteed as to payment of principal and interest by Taj Associates and are collateralized by substantially all Taj Associates' property.

  In accordance with AICPA Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," the Taj Bonds when issued were stated at the present value of amounts to be paid, determined at current interest rates (effective rate of approximately 18%). The effective interest rate of the Taj Bonds was determined based on the trading price of the Taj Bonds for a specific period. Stating the debt at its approximate present value resulted in a reduction of approximately $204,276,000 in the carrying amount of the Taj Bonds. This gain is being offset by increased interest costs over the period of the Taj Bonds to accrete such bonds to their face value at maturity. At December 31, 1995, the unaccreted balance of this discount approximated $131,103,000. The current interest rates of other borrowings approximated their stated interest rates as of the effective date. The accretion amounted to approximately $15,745,000 in 1993, $18,820,000 in 1994 and $22,494,000 in
  1995, and is included in interest expense.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(b) On November 3, 1989, Taj Associates entered into a loan agreement with National Westminster Bank USA (the "NatWest Loan") which provided financing up to $50,000,000 for certain items of furniture, fixtures and equipment installed in the Taj Mahal. The terms of the NatWest Loan were modified in 1991 as part of the 1991 Taj Restructuring. The restructured NatWest Loan bears interest at 9 3/8% per annum. Principal and interest is payable monthly in the fixed amount of $373,000 to be applied first to accrued interest and the balance to the extent available, to principal, through maturity, November 15, 1999. Additionally, on May 15 of each year (May 15, 1992 through May 15, 1999), to the extent principal is still outstanding, NatWest will receive 16.5% of the EACF of the preceding calendar year in excess of the Additional Amount, to be applied first to accrued but unpaid interest, and then to principal.

  The NatWest Loan is secured by a first priority lien on the furniture, fixtures and equipment acquired with the proceeds of the NatWest Loan plus any after acquired furniture, fixtures and equipment that replaces such property, or of the same type, provided, however, that the NatWest Loan may be subordinated to a lien to secure purchase money financing of such after acquired property up to 50% of the value of such after acquired property.

  In November 1991, Taj Associates obtained a working capital line of credit in the amount of $25,000,000 with a maturity of five years. In September 1994, Taj Associates extended the maturity to November 1999, in consideration of modifications of the terms of the facility. Interest on advances under the line are at prime plus 3% with a minimum of 0.666% per month. The Agreement provides for a 3/4% annual fee and a 1/2% unused line fee and contains various covenants. During 1993 and 1994, no amounts were outstanding under the line. During 1994 and 1995, no amounts were outstanding under the line.

  Aggregate annual maturities of long-term debt at accreted value are as follows:

            1996............................. $   920,000
            1997.............................     529,000
            1998.............................     268,000
            1999............................. 824,498,000
            2000.............................           0
            Thereafter.......................           0

  The above maturity schedule does not reflect the proposed recapitalization described in Note 9.

  The ability of Taj Associates and Taj Funding to repay their long-term debt when due will depend on their ability to either generate cash from operations sufficient for such purposes or to refinance such indebtedness. Management does not currently anticipate that cash will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Taj Associates and Taj Funding. There can be no assurances that the future operating performance of Taj Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) TRANSACTIONS WITH AFFILIATES

  Taj Associates has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts owed to (receivable from) at December 31 are as follows:

                                                                 1994     1995
                                                                -------  -------
                                                                (IN THOUSANDS)
   Donald J. Trump (a)......................................... $   253  $  643
   Trump Taj Mahal Realty Corp. ("Realty Corp.") (b)...........      -       -
   Trump's Castle Associates (c)...............................      30     164
   Trump Plaza Associates (c)..................................    (131)    167
                                                                -------  ------
                                                                $   152  $  974
                                                                =======  ======

--------
(a) Taj Associates has entered into a Services Agreement (the "Services Agreement"), which provides that Trump will render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates. In consideration for the services to be rendered, Taj Associates will pay an annual fee equal to 1.5% of Taj Associates earnings before interest, taxes and depreciation, as defined, less capital expenditures and partnership distributions for such year, with a minimum base fee of $500,000. The services fee is payable monthly through November 15, 1999, although the agreement provides for earlier termination under certain events. Portions of the fee have been assigned to First Fidelity Bank ("First Fidelity") in connection with the First Fidelity Loan (as defined) to Realty Corp. which has been guaranteed by Trump. For the years ended December 31, 1993, 1994 and 1995, Taj Associates incurred $1,566,000, $1,353,000 and $1,743,000, respectively, under the Services Agreement. In addition, during 1993, 1994 and 1995, Taj Associates reimbursed Mr. Trump $232,000, $224,000 and $261,000, respectively, for expenses pursuant to the Services Agreement, of which $127,000, $149,000 and $164,000, respectively, was incurred to an affiliate for air transportation.

(b) The term of the lease between Taj Associates and Realty Corp. is through 2023 and provides for base rentals payable by Taj Associates, prior to the time that the NatWest Loan is paid in full, of $2,725,000 per year, plus 3 1/2% of the EACF in excess of the Additional Amount and, upon payment in full of the NatWest Loan, increasing to include the payments to which NatWest is otherwise entitled under the amended NatWest Agreement (Note
    2). The amended lease was assigned by Realty to First Fidelity. The first $3,300,000 received by First Fidelity each year will be applied to the interest due on the Realty Corp. loan (the "First Fidelity Loan"). Any additional sums paid will also reduce Taj Associates guarantee (see below) and the principal amount of the First Fidelity Loan. The First Fidelity Loan is secured by a first mortgage lien on the underlying parcels owned by Realty Corp.

  Pursuant to a limited subordinated guarantee Taj Associates will, under certain circumstances, reimburse First Fidelity for any deficiency in the amount owed to First Fidelity upon maturity of the First Fidelity Loan, up to a maximum of $30,000,000, provided that First Fidelity first pursues its first mortgage lien on the parcels, and provided further that the Taj Bonds have been paid in full. Inasmuch as Taj Associates' lease payments are Realty Corp's sole source of funds to satisfy the First Fidelity Loan and the amount of the First Fidelity Loan exceeds the estimated fair market value of the land by more than $30,000,000, Taj Associates recorded the present value of the maximum guarantee amount as of October 4, 1991. Discounted at 15%, a reasonable incremental cost of capital, the obligation amounted to approximately $9,103,000. This obligation is being accreted as interest expense over the life of the Taj Bonds and is included in Other Liabilities in the accompanying consolidated balance sheets. The accretion amounted to approximately $1,763,000, $2,047,000 and $2,375,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

(c) Taj Associates engages in various transactions with the two other Atlantic City hotel/casinos owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) include the utilization of fleet maintenance and limousine services, certain shared professional fees and payroll costs as well as complimentary services offered to customers. During 1993, Taj Associates incurred approximately $1,100,000 and $83,000 of costs for these services from Trump's Castle Casino Resort ("Trump's Castle") and Trump Plaza, respectively. In addition, Taj Associates charged $256,000 and $255,000 to Trump's Castle and Trump Plaza, respectively, for similar services. During 1994, Taj Associates incurred approximately $1,167,000 and $149,000 of costs for these services from Trump's Castle and Trump Plaza, respectively. In addition, Taj Associates charged $235,000 and $361,000 to Trump's Castle and Trump Plaza, respectively, for similar services. During 1995, Taj Associates incurred approximately $1,072,000 and $445,000 of costs for these services from Trump's Castle and Trump Plaza, respectively. In addition, Taj Associates charged $113,000 and $188,000 to Trump's Castle and Trump Plaza, respectively, for similar services.

(4) OTHER CURRENT LIABILITIES

  The components of other current liabilities at December 31 consisted of the following:

                                                                  1994    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Payroll and related costs.................................... $12,632 $13,533
   Self-insurance reserves......................................   6,800   5,697
   Advertising/Marketing costs..................................   3,242   1,621
   Advance deposits.............................................   3,022   1,236
   Unredeemed chip liability....................................   2,725   3,148
   Other........................................................   8,638   9,975
                                                                 ------- -------
                                                                 $37,059 $35,210
                                                                 ======= =======

  Self insurance reserves represent the estimated amounts of uninsured claims settlements related to employee health medical costs, workmen's compensation and other legal proceedings in the normal course of business (see Note 5). These reserves are established by management based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience. Actual results may differ from those reserve amounts.

(5) COMMITMENTS AND CONTINGENCIES

 LEASES AND EMPLOYMENT AGREEMENTS

  Taj Associates has entered into employment agreements with certain key employees and lease agreements for land, office and warehouse space under noncancelable operating leases expiring at various dates through 2023. At December 31, 1995, minimum commitments under these arrangements are as follows:

   1996............................................................. $ 8,639,000
   1997............................................................. $ 5,867,000
   1998............................................................. $ 3,534,000
   1999............................................................. $ 2,865,000
   2000............................................................. $ 2,725,000
   Thereafter....................................................... $62,675,000

  Rent expense was approximately $4,520,000, $5,027,000 and $4,546,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Taj Associates leases the pier extending from the Taj Mahal 1,000 feet into the Atlantic Ocean (the "Steel Pier") from Realty Corp. A condition imposed on Taj Associates' Coastal Area Facilities Review Act ("CAFRA") permit (which, in turn, is a condition of Taj Associates' casino license) initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. In 1994, 1995 and February 1996, Taj Associates received an additional one-year extension (most recently through October 1996) of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park.

 EMPLOYEE BENEFIT PLAN

  Effective January 1, 1989, Taj Associates established the Taj Mahal Retirement Savings Plan ("the Benefit Plan") for its employees over 21 years of age who are not covered by a collective bargaining agreement. The Benefit Plan is structured to qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code and allows eligible participants to contribute up to 15% of their salary (certain limits apply, as defined) to the Benefit Plan with a matching Partnership contribution of 50% of the first 4% of such employee salary contribution. The funds are invested by a Benefit Plan trustee. Taj Associates' contributions for the years ended December 31, 1993, 1994 and 1995 were $870,000, $938,000 and $1,069,000, respectively.

 CASINO LICENSE RENEWAL

  Taj Funding and Taj Associates are subject to regulation and licensing by the CCC. Taj Associates' casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of Taj Associates and can be revoked at anytime. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to Taj Associates' financial condition or for any other reason, the New Jersey Casino Control Act (the "Casino Control Act") provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino's business and property, subject to all valid liens, claims and encumbrances. On June 22, 1995, the CCC extended Taj Associates' casino license for four years through March 31, 1999.

 LEGAL PROCEEDINGS

  Taj Associates, its partners, certain of its employees and Taj Funding are involved in various legal proceedings incurred in the normal course of business. In the opinion of management of Taj Associates, the expected disposition of these proceedings would not have a material adverse effect on Taj Associates or Taj Funding's financial condition or results of operations.

 FEDERAL INCOME TAX EXAMINATIONS

  Taj Associates is currently involved in an examination with the Internal Revenue Service ("IRS") concerning Taj Associates' federal partnership income tax returns for the tax years 1989 through 1991. While any adjustment which results from this examination could affect Taj Associates' state income tax return, Taj Associates does not believe the resolution of the matter will have a material adverse effect on its financial condition or results of operations.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 INVESTMENT OBLIGATION

  The Casino Control Act requires Taj Associates to make qualified investments, as defined, in New Jersey, or pay an investment alternative tax to the New Jersey Casino Reinvestment Development Authority ("CRDA"). Commencing in 1991, and for a period of thirty years thereafter, Taj Associates must either obtain investment tax credits, as defined, in an amount equivalent to 1.25% of its gross casino revenues or pay an alternative tax of 2.5% of its gross casino revenues, as defined. Investment tax credits may be obtained by making qualified investments, by depositing funds which may be converted to bonds by the CRDA or by donating previously deposited funds in exchange for future credits against tax liability. Taj Associates intends to satisfy its investment obligation primarily by depositing funds and donations of funds deposited. During 1994, Taj Associates contributed $9,500,000 of previous CRDA deposits, the carrying value of which was $4,750,000. Of the carrying value, $3,250,000 were allocated to leasehold improvements upon completion of the improvements during 1995, and $1,500,000 was a donation of previously deposited funds, which became a credit utilized in 1994 as a reduction of current year obligations. The deposits and bonds traditionally bear interest at below-market interest rates; accordingly, Taj Associates has reduced its carrying value of the deposits by 50% and charged operations approximately $2,764,000, $2,134,000 and $3,090,000 in 1993, 1994 and 1995,
respectively. Taj Associates is required to satisfy its obligations to the CRDA through deposits on a quarterly basis. Taj Associates periodically reviews the carrying value of these deposits and investments in accordance with its policies for all long-lived assets as described in Note 1.

(6) TAJ ASSOCIATES DISTRIBUTION

  Taj Associates is obligated to reimburse Taj Holding for its operating expenses which consist of directors and officers liability insurance, board of director fees and expenses, and administrative expenses. Total expenses for the years ended December 31, 1993, 1994 and 1995 approximated $1,733,000, $2,171,000 and $1,554,000, respectively.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments of Taj Funding and Taj Associates approximates fair value, as follows: (a) cash and cash equivalents and accrued interest payable are based on the short-term nature of the financial instruments; and (b) CRDA deposits are based on the valuation allowances to give effect to the below market interest rates (See Note 5).

  The estimated fair values of the other financial instruments are as follows (Note 2):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   11.35% Mortgage Bonds (a)
     Carrying Amount......................................... $611,533 $649,139
     Fair Value..............................................  512,638  750,983

--------
(a) The fair value of the Taj Bonds is based on quoted market prices as of December 31, 1994 and 1995.

  There are no quoted market prices for the NatWest Loan and other debt and a reasonable estimate of their value could not be made without incurring excessive costs.

  See Note 9 regarding the proposed redemption of these borrowings.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(8) FINANCIAL INFORMATION--TAJ FUNDING

  Financial information relating to Taj Funding as of and for the years ended December 31, 1994 and 1995 is as follows (in thousands):

                                                                 1994     1995
                                                               -------- --------
Total Assets (including First Mortgage Note Receivable of
 $765,130 and $780,242 and related interest receivable)......  $783,562 $799,037
                                                               ======== ========
Total Liabilities and Capital (including Taj Bonds payable of
 $765,130 and $780,242 and related interest payable).........  $783,562 $799,037
                                                               ======== ========
Interest Income..............................................  $ 86,322 $ 87,914
                                                               ======== ========
Interest Expense.............................................  $ 86,322 $ 87,914
                                                               ======== ========
Net Income...................................................  $     -  $     -
                                                               ======== ========

(9) PROPOSED RECAPITALIZATION

  On January 8, 1996, Trump Hotels & Casino Resorts, Inc. ("THCR"), Taj Holding and THCR Merger Corp. ("Merger Sub") entered into the Agreement and Plan of Merger, as amended by Amendment to Agreement and Plan of Merger, dated as of January 31, 1996 (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Taj Holding (the "Merger"). The Merger Agreement provides that each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock") (other than Dissenting Shares (as defined in the Proxy Statement-Prospectus) will be converted into the right to receive, at each election, either (a) $30.00 in cash or (b) that number of shares of Common Stock of THCR ("THCR Common Stock") as shall have a market value equal to $30.00. No fractional shares of THCR Common Stock will be issued in the Merger. The Merger Agreement also contemplates the following transactions occurring in connection with the Merger:

  (a) the consummation of the offering by THCR of up to 12,500,000 shares of THCR Common Stock (and on amount to be issued pursuant to the underwriters' over-allotment option) (the "THCR Stock Offering") and the consummation of the offering by Trump Plaza Holding Associates ("Trump Atlantic City") and its wholly owned finance subsidiary Trump Atlantic City Funding, Inc. of up to $1,200,000,000 aggregate principal amount of mortgage notes, although it is currently contemplated to aggregate $1,100,000,000, the aggregate proceeds of which will be used, together with available cash, to (i) pay cash to those holders of Taj Holding Class A Common Stock electing to receive cash in the Merger, (ii) redeem the Taj Bonds, (iii) redeem the outstanding shares of Class B Common Stock of Taj Holding as required in connection with the redemption of the Taj Bonds, (iv) retire the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc., (v) satisfy the indebtedness of Taj Associates under the NatWest Loan, (vi) purchase certain real property used in the operation of the Taj Mahal that is currently leased from a corporation wholly owned by Trump, (vii) purchase certain real property used in the operation of Trump Plaza Hotel and Casino ("Trump Plaza") that is currently leased from an unaffiliated third party, (viii) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees, that Bankers Trust has in connection with certain outstanding indebtedness owed by Trump to Bankers Trust and (ix) pay related fees and expenses and provide working capital;

  (b) the contribution by Trump to Trump Atlantic City of all of his direct and indirect ownership interests in Taj Associates; and

  (c) the contribution by THCR to Trump Atlantic City of all its indirect ownership interests in Taj Associates acquired in the Merger.

                   TRUMP TAJ MAHAL ASSOCIATES AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  To the extent that holders of Taj Holding Class A Common Stock elect to receive shares of THCR Common Stock in the Merger, THCR may reduce the size of the THCR Stock Offering. In addition to the shares of THCR Common Stock that may be issued in the THCR Stock Offering, THCR may issue, as part of the THCR Stock Offering, up to an additional 20% of such number of shares, to fund working capital and other general corporate purposes.

  The prospective transaction is subject to a number of conditions, including stockholder approval. In addition, there are a number of risks that should be considered, including, (i) the high leverage and fixed charges of THCR; (ii) the risk to refinancing and repayment of indebtedness and the need for additional financing; (iii) the restrictions imposed on certain activities by certain debt instruments; (iv) the recent results of Trump Plaza and the Taj Mahal; and (v) risks associated with the riverboat casino at Buffington Harbor, Indiana, to be operated by a subsidiary of THCR (the "Indiana Riverboat") and the expansions at Trump Plaza and the Taj Mahal. There can be no assurance that the expansions at Trump Plaza or the Taj Mahal will be completed or that the Indiana Riverboat or any other gaming venture will open or that any of THCR's or the Taj Mahal's operations will be successful. See "Risk Factors" included elsewhere in this Proxy Statement-Prospectus for a discussion of these and other factors.

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST     SECOND    THIRD    FOURTH
                                         QUARTER   QUARTER   QUARTER  QUARTER
                                         --------  --------  -------- --------
                                                   (IN THOUSANDS)
1993
----
Net Revenues............................ $110,382  $126,364  $141,597 $120,568
Income from Operations..................   13,014    23,181    30,812   17,451
Net Income (Loss).......................  (13,003)   (3,192)    4,212  (10,556)
1994
----
Net Revenues............................ $111,297  $127,254  $147,987 $130,644
Income from Operations..................    7,902    14,980    31,308   22,444
Net Income (Loss).......................  (20,761)  (13,847)    3,286   (5,336)
1995
----
Net Revenues............................ $117,595  $141,893  $157,808 $136,452
Income from Operations..................   10,298    26,986    35,120   17,486
Net Income (Loss).......................  (18,511)   (1,642)    6,445  (12,915)

          TRUMP TAJ MAHAL ASSOCIATES AND TRUMP TAJ MAHAL FUNDING, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                             (DOLLARS IN THOUSANDS)

                           BALANCE AT CHARGED TO CHARGED  DEDUCTIONS   BALANCE
                           BEGINNING  COSTS AND  TO OTHER    FROM      AT END
                           OF PERIOD   EXPENSES  ACCOUNTS  RESERVES   OF PERIOD
                           ---------- ---------- -------- ----------  ---------
December 31, 1993:
  Allowance for doubtful
   receivables............  $ 5,275     $3,472     $-       $4,401(B)  $ 4,346
  Valuation allowance for
   CRDA investments (A)...    4,369      2,764      -           -        7,133
                            -------     ------     ---      ------     -------
                            $ 9,644     $6,236     $-       $4,401     $11,479
                            =======     ======     ===      ======     =======
December 31, 1994:
  Allowance for doubtful
   receivables............  $ 4,346     $2,974     $-       $3,261(B)  $ 4,059
  Valuation allowance for
   CRDA investments (A)...    7,133      2,134      -        4,753       4,514
                            -------     ------     ---      ------     -------
                            $11,479     $5,108     $-       $8,014     $ 8,573
                            =======     ======     ===      ======     =======
December 31, 1995:
  Allowance for doubtful
   receivables............  $ 4,059     $4,508     $-       $3,525(B)  $ 5,042
  Valuation allowance for
   CRDA investments (A)...    4,514      3,090      -           -        7,604
                            -------     ------     ---      ------     -------
                            $ 8,573     $7,598     $-       $3,525     $12,646
                            =======     ======     ===      ======     =======

--------
(A) See Note 5 to financial statements.

(B) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

 EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
 -----------                      ----------------------
 10(c)(1)    Amendment to Trump Taj Mahal Hotel & Casino Retirement Savings
             Plan, dated as of January 1, 1994.
 10(t)       Assignment of Employment Agreement and Mutual Release, dated
             February 6, 1995, between Nicholas J. Niglio, Trump's Castle
             Associates and Taj Associates.
 10(u)       Employment Agreement, dated October 25, 1995, between Rodolfo E.
             Prieto and Taj Associates.
 27          Financial Data Schedule of Taj Mahal Holding Corp.